Form 10QSB
period 2005-03-31
Fortune Partners, Inc.
filed 2005-05-09
CIK 1310261

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

                                   (Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2005

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the Transition Period from            to
                                          -----------   -------------

                       Commission File Number: 333-120951

                             FORTUNE PARTNERS, INC.
                             ----------------------
             (Exact name of registrant as specified on its charter)

            NEVADA                                               98-0433974
            -------                                              ----------
(State or other jurisdiction of                                (IRS. Employer
incorporation or organization)                               Identification No.)

     1100-1050 W. Pender Street
       Vancouver, B.C. Canada                                      V6E 3S7
     --------------------------                                    -------
(Name and address of principal executive offices)                (Zip Code)

                                 (604) 714-3663
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X    No
                                          -----    -----

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be field by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.
Yes        No
    -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 5,000,000 shares issued and outstanding as of May 6, 2005.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements
-----------------------------


Fortune Partners, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)


                                                                          March 31,       September 30,
                                                                             2005              2004
                                                                              $                 $
                                                                         (unaudited)        (audited)
                                                                        --------------    --------------

ASSETS

Current Assets

Cash                                                                           40,177            79,010
--------------------------------------------------------------------------------------------------------

Total Assets                                                                   40,177            79,010
========================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable                                                               11,800                 -
Accrued liabilities                                                             1,600             4,000
--------------------------------------------------------------------------------------------------------

Total Liabilities                                                              13,400             4,000
--------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Note 1)

Stockholders' Equity

Common Stock, 100,000,000 shares authorized, $0.001 par value
 5,000,000 and 5,250,000 shares issued and outstanding respectively
 (Note 5)                                                                       5,000             5,250

Additional Paid in Capital                                                     76,000            80,750

Donated Capital (Note 4)                                                       18,750             5,250

Deficit Accumulated During the Exploration Stage                              (72,973)          (16,240)
--------------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                                     26,777            75,010
--------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                                     40,177            79,010
========================================================================================================

Fortune Partners, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)


                                                     From                                                        From
                                               August 26, 2004                                             August 26, 2004
                                                   (Date of          Three Months         Six Months           Date of
                                                Inception) to           Ended               Ended           Inception) to
                                                  March 31,           March 31,           March 31,         September 30,
                                                     2005                2005                2005                2004
                                                      $                   $                   $                   $
                                                 (unaudited)         (unaudited)         (unaudited)          (audited)
                                               ----------------    ----------------    ----------------    ----------------


Revenue                                                      -                   -                   -                   -
---------------------------------------------------------------------------------------------------------------------------


Expenses

   Bank charges                                             53                  14                  53                   -
   Donated services and rent (Note 4)                   18,750               6,750              13,500               5,250
   Mineral expenses (Note 3)                            12,083                   -              12,083                   -
   Professional fees and organizational costs           39,571               2,699              28,581              10,990
   Transfer agent and filing fees                        2,516               1,424               2,516
---------------------------------------------------------------------------------------------------------------------------

Total Expenses                                          72,973              10,887              56,733              16,240
---------------------------------------------------------------------------------------------------------------------------

Net Loss For the Period                                (72,973)            (10,887)            (56,733)            (16,240)
===========================================================================================================================


Net Loss Per Share - Basic and Diluted                                           -                (.01)               (.02)
===========================================================================================================================


Weighted Average Shares Outstanding                                      5,000,000           5,000,000             729,000
===========================================================================================================================

Fortune Partners, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)


                                                                           From
                                                                     August 26, 2004
                                                      Six Months         Date of
                                                        Ended         Inception) to
                                                      March 31,       September 30,
                                                         2005              2004
                                                          $                 $
                                                     (unaudited)        (audited)
                                                    --------------    --------------

Cash Flows Used In Operating Activities

Net loss for the period                                   (56,733)          (16,240)

Adjustments to reconcile net loss to cash:

   Donated services and rent                               13,500             5,250
   Expenses paid for by issuing shares                          -             5,000

Change in operating assets and liabilities:

   Increase in accounts payable                             6,800                 -
   (Decrease) increase in accrued liabilities              (2,400)            4,000
------------------------------------------------------------------------------------

Net Cash Used in Operating Activities                     (38,833)           (1,990)
------------------------------------------------------------------------------------

Cash Flows Used In Investing Activities                         -                 -
------------------------------------------------------------------------------------

Cash Flows From Financing Activities

   Proceeds from issuance of common stock                       -            81,000
------------------------------------------------------------------------------------

Net Cash Flows Provided By Financing Activities                 -            81,000
------------------------------------------------------------------------------------

(Decrease) Increase in Cash                               (38,833)           79,010

Cash - Beginning of Period                                 79,010                 -
------------------------------------------------------------------------------------

Cash - End of Period                                       40,177            79,010
====================================================================================


Supplemental Disclosures

   Interest paid                                                -                 -
   Income taxes paid                                            -                 -
====================================================================================


Non-cash Investing and Financing Activities

   A total of 250,000 shares were returned to
    treasury anda previous account payable
    re-instated (Note 5)                                    5,000                 -
====================================================================================













    (The accompanying notes are an integral part of the financial statements)

Fortune Partners, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements


1.   Exploration Stage Company
     -------------------------

     The Company was incorporated in the State of Nevada on August 26, 2004. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No. 7. The Company's principal business is the acquisition and exploration of mineral properties as discussed in Note 3. We are an exploration stage company and there is no assurance that a commercially viable mineral deposit exists on any of our properties, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future development is determined..

     These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its mineral properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at March 31, 2005, the Company has accumulated losses of $72,973 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

     The Company's SB-2 Registration Statement with the United States Securities and Exchange Commission was declared effective on April 22, 2005. Pursuant to this Registration Statement the Company registered 2,744,000 shares of common stock for resale by existing stockholders of the Company. The
     Company will not receive any proceeds from the resale of shares of common stock by the selling stockholders. The Company has made application with the North American Securities Dealers to obtain a trading symbol.

     As at March 31, 2005, the Company has working capital of $26,777, which management believes is enough to operate for a period in excess of twelve months.


2.   Summary of Significant Accounting Policies
     ------------------------------------------

     a)   Basis of Presentation

          These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year-end is September 30.

     b)   Use of Estimates

          The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     c)   Basic and Diluted Net Income (Loss) Per Share

          The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

     d)   Comprehensive Loss

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Fortune Partners, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements


2.   Summary of Significant Accounting Policies (continued)
     ------------------------------------------------------

     e)   Cash and Cash Equivalents

          The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

     f)   Mineral Properties

          The Company has been in the exploration stage since its formation on August 26, 2004 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mineral properties. Mineral property acquisition and exploration costs are charged to operations as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life based on proven and probable mineral reserves.

     g)   Financial Instruments

          Financial instruments, which include cash, prepaid expenses, accounts payable and accrued liabilities, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

     h)   Income Taxes

          Potential benefits of income tax losses are not recognized in the accounts until it is estimated that realization is more likely than not. The Company has adopted SFAS No. 109 as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

     i)   Concentration of Credit Risk

          Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash was deposited with a high quality credit institution.

     j)   Stock-Based Compensation

          The Company does not have a stock option plan, however, it issues stock to non-employees for services. The company accounts for stock issued for services to non-employees in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation". Compensation expense is based on the fair market value of the stock award or fair market value of goods and services received whichever is more reliably measurable.

     k)   Foreign Currency Transactions/Balances

          The Company's functional currency is the United States dollar. Occasional transactions occur in Canadian currency, and management has adopted SFAS No. 52, "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Any gain or loss on foreign currency translation is included in operations.

     l)   Recent Accounting Pronouncements

          In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

Fortune Partners, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements


2.   Summary of Significant Accounting Policies (continued)
     ------------------------------------------------------

     l)   Recent Accounting Pronouncement (continued)

          In December 2004, FASB issued Statement of Financial Accounting Standard (SFAS) No. 123R, "Share Based Payment". SFAS 123R is a
          revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.


3.   Mineral Properties
     ------------------

     On October 25, 2004 we purchased our Tetrahedrite Silver Property mineral claims located in the Skeena Mining Division of British Columbia, Canada ("Property"), from Teuton Resources Corp. for the cash payment of $10,000. Under British Columbia mining legislation a foreign corporation cannot be the registered holder of a British Columbia mining claim. Correspondingly, and to avoid the costs of creating a British Columbia wholly-owned subsidiary for the sole purpose of holding the registered title to our mineral claims, we registered our mineral claims in the name of our Chief Executive Officer ("CEO") and, as a result, at our instruction Teuton
     Resources Corp. transferred the registered title to our mineral claims directly to our CEO by way of Bill of Sale for no additional consideration. By Declaration of Trust dated November 29, 2004 our CEO declared that he holds a 100% undivided and legal, beneficial and registered in and to the mineral claims for us and that he will deliver registered title to our mineral claims to us upon our demand. As a consequence our CEO did not pay for the mineral claims and his interest in the claims is fiduciary in nature as he holds the claims in trust for us. Our CEO will transfer title to our mineral claims to a British Columbia subsidiary to be formed and wholly-owned by us if mineral interest is discovered on our mineral claims.. The Property consists of 4 mineral claims representing 72 units, and the Company paid CAD$2,500 (US$2,083) to a geologist for a report on the Property.


4.   Related Party Transactions
     --------------------------

     a) During fiscal 2004, the Company recognized a total of $5,000 for donated services provided by the former President of the Company. The current President of the Company provided services valued at $1,000 per month commencing October, 2004.

     b) During the six months ended March 31, 2005, the Company recognized a total of $1,500 (September 30, 2004 - $250) for donated rent provided by a partnership, of which the Chief Financial Officer of the Company is a partner.

     c) Included in accrued liabilities is $Nil (September 30, 2004 - $2,000) accrued in favour of a partnership, of which the Chief Financial Officer of the Company is a partner, for accounting services rendered. This amount was paid during the first quarter ended December 31, 2004.

     d) On August 27, 2004 the former President of the Company loaned $2,000 to the Company to pay for organizational costs. This loan did not bear interest and was repaid on September 30, 2004.

     e) By Declaration of Trust dated November 29, 2004 our current President and CEO holds the Company's interest in our Property in trust for the benefit of the Company. The Company acquired the Property for $10,000 on October 25, 2004.

     f) The Chief Financial Officer provides donated services valued at $1,000 per month which commenced October 1, 2004.


5.   Common Shares
     -------------

     The  Company  issued  the  following   shares   pursuant  to   subscription
     agreements:

     a) On September 9, 2004 the Company issued 1,000,000 shares of common stock at a price of $0.001 per share for cash proceeds of $1,000.

     b) On September 30, 2004 the Company issued 4,000,000 shares of common stock at a price of $0.02 per share for cash proceeds of $80,000.

     c) On September 30, 2004 the Company issued 250,000 shares of common stock at a price of $0.02 per share for $5,000 of legal services performed to September 30, 2004. During the quarter ended December 31, 2004 these shares were returned to treasury and the $5,000 account payable was re-instated.


6.   Income Tax
     ----------

     Potential benefits of income tax losses are not recognized in the accounts until it is estimated that realization is more likely than not. The Company has incurred net operating losses of $10,990 to September 30, 2004, which commence expiring in 2024. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

     The components of the net deferred tax asset at September 30, 2004, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

                                                                   2004
                                                                     $
                                                                  ------

                Net Operating Loss                                10,990

                Statutory Tax Rate                                  34%

                Effective Tax Rate                                  -

                Deferred Tax Asset                                 3,737

                Valuation Allowance                               (3,737)
                ---------------------------------------------------------

                Net Deferred Tax Asset                              -
                =========================================================

Item 2.  Plan of Operations
---------------------------

The following discussion and analysis explains the major factors affecting our financial condition. We are a start-up, exploration-stage company and have not yet generated or realized any revenues from our business operations.

Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate by issuance of additional equity shares. We have sufficient funds to take us through our initial exploration program and meet our obligations for the short term. Our working capital is not sufficient to enable us to perform further exploration phases beyond the first geological exploration phase on our Property. Accordingly, we will require additional financing in order to meet all of our anticipated operating expenses and for any new exploratory expenses.

Recent Developments
-------------------

During the three month period ended March 31, 2005 and subsequently to May 5, 2005, we completed our SB-2 Registration Statement which was declared effective on April 22, 2005. Pursuant to this SB-2 Registration Statement the Company registered 2,744,000 shares of common stock for resale by existing stockholders of the Company. The Company will not receive any proceeds from the resale of shares of common stock by the selling stockholders. On May 4, 2005 the Company made application to the North American Securities Dealers to obtain a trading symbol. We will now be arranging with our geologist to plan the first stage of phase one of our initial work program on our Tetrahedrite Property.

Plan of Operations
------------------

Our plan of operations is to conduct mineral exploration activities on our Tetrahedrite Property in order to assess whether it possesses commercially exploitable mineral deposits. Our exploration program is designed to explore for commercially viable mineral deposits. We have not, nor has any predecessor, identified any commercially exploitable reserves of minerals on the Tetrahedrite Property. We are an exploration stage company and there is no assurance that a commercially viable mineral deposit exists on the Tetrahedrite Property.

Our plan of operations for the twelve months following April 22, 2005, being the effective date of the SB-2 Registration Statement, is to complete the following objectives within the time periods specified, subject to our obtaining the funding necessary for the continued exploration of our mineral Property:

1. We plan to conduct the recommended phase one exploration program on our Property consisting of two stages including geochemistry and trenching. We anticipate that the cost of this program will be approximately CAD$45,000 (US$37,500). We expect to commence this exploration program in late June of 2005 and to complete it in late October of 2005. Sample analysis would take place after stage one of phase one is completed and would take two weeks to obtain the results. We would then plan stage two for the month of October 2005. This phase one is expected to take approximately four months to complete.

2. If warranted by the results of phase one, we intend to commence the phase two program described in our geological report and estimated to cost CAD$200,000 (US$166,667). We anticipate that we will have to raise additional funding in order to conduct the phase two program and that this phase would be conducted during October of 2006 and will take approximately three weeks to complete.

3. We anticipate spending approximately $1,500 in ongoing general and administrative expenses per month for the next twelve months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.

As at May 5, 2005, we had cash reserves of approximately $40,000 which we estimate will sustain our minimum operations for approximately twelve months and cover our outstanding accounts payable and accrued liabilities totalling $13,400. We will need further financing of at least $25,000 in the summer of 2006 to complete stage two of phase one of the recommended program.

Our completion of phase two of the work program is subject to us obtaining adequate financing as these expenditures will exceed our cash reserves. During the 12-month period following the effective date of our SB-2 Registration Statement, we do not anticipate generating any revenue. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund stage two of phase one or phase two of the exploration program. In the absence of such financing, our business plan will fail.

Based on the nature of our business we anticipate incurring operating losses in the foreseeable future. We base this expectation, in part, on the fact that very few mineral properties in the exploration stage ultimately develop into producing, profitable mines. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:

     o    our ability to raise additional funding;

     o    the market for minerals such as silver; and

     o    results of our proposed exploration programs on our mineral Property.

If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. In the event we are not successful in raising additional financing, we anticipate that we will not be able to proceed with our business plan unless we receive short-term loans from our two executive officers, which cannot be guaranteed. In such a case we may decide to discontinue our current business plan and seek other business opportunities in the resource sector. Any business opportunity would require our management to perform diligence on possible acquisition of additional resource properties. Such due diligence would likely include purchase investigation costs such as professional fees by consulting geologists, preparation of geological reports on the properties, conducting title searches and travel costs for site visits. It is anticipated that such costs will not be sufficient to acquire any resource properties and additional funds will be required to close any possible acquisition. During this period we will need to maintain our periodic filings with the appropriate regulatory authorities and will incur legal and accounting costs. In the event no other such opportunities are available and we cannot raise additional capital to sustain minimum operations, we may be forced to discontinue business. We do not have any specific alternative business opportunities in mind and have not planned for any such contingency.

We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of exploration. We believe that debt financing will not be an alternative for funding additional phases of exploration. We do not have any arrangements in place for any future equity financing.

Results of Operations - Six Months Ended March 31, 2005
-------------------------------------------------------

We did not earn any revenues during the six months ended March 31, 2005. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral Property. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our Property, or if such resources are discovered, that we will enter into commercial production.

We incurred a loss in the amount of $56,733 for the six months ended March 31, 2005. This loss is made up entirely of operating expenses in the amount of $56,733. The majority of expenses were professional and organizational fees of $28,581 incurred in connection with our SB-2 Registration Statement filing with the SEC and the $12,083 spent on acquiring the Tetrahedrite Property and obtaining a geological report. Certain donated services and rent of $13,500 were charged to operations and treated as donated capital in shareholders' equity. The President of the Company provides management services. The services are valued at $1,000 per month. The Secretary/Treasurer of the Company provides financial accounting services and office premises. The financial services are valued at $1,000 per month and the rent is valued at $250 per month. We also incurred $2,516 in EDGAR filer fees during the six-month period. There are no corresponding expenses during the comparative period as we commenced our operations on August 26, 2004 being the date of our inception.

Liquidity and Capital Resources
-------------------------------

There is limited financial information about our company upon which to base an evaluation of our performance. We are an exploration stage company and have not generated any revenues from operations.

Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate by the sale of equity shares. We will need to raise additional capital to fund normal operating costs and exploration efforts. If we are not able to generate sufficient revenues and cash flows or obtain additional or alternative funding, we will be unable to continue as a gong concern. Our recurring losses and negative cash flow from operations raise substantial doubt about our ability to continue as a going concern.

As at March 31, 2005 we had cash of $40,177 and working capital of $26,777.

We have not declared or paid dividends on our shares since incorporation and do not anticipate doing so in the foreseeable future.

New Accounting Pronouncements
-----------------------------

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 2004, FASB issued Statement of Financial Accounting Standard (SFAS) No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position

Forward-Looking Statements
--------------------------

Our plan of operations includes a number of forward-looking statements that reflect management's current views with respect to future events and financial performance. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other filings with the Securities and Exchange Commission. Important factors currently known to management could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or review forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that management's assumptions are based upon reasonable data derived from and known about our business and operations and the business and operations of the Company. No assurances are made that actual results of operations or the results of our future activities will not differ materially from its assumptions.


Item 3.  Controls and Procedures
--------------------------------

Based on their most recent review, which was completed within 90 days prior to the filing of this report, the Company's President and Secretary/Treasurer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company's management, including its President and Secretary/Treasurer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There are no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION
                           ---------------------------

Items 1 to 5.   Not applicable.
-------------


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits

     31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

     31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

     32.1 Certification of the President, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification  of the  Secretary/Treasurer,  as  adopted  pursuant  to
          Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K.

     None




                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 6, 2005.

FORTUNE PARTNERS, INC.
----------------------


By:  /s/ Paul D.Brock
   ------------------------
   Paul D. Brock
   President


By:  /s/ Donald M. Prest
   ------------------------
   Donald M. Prest
   Secretary/Treasurer