Form 10QSB
period 2005-06-30
Fortune Partners, Inc.
filed 2005-07-22
CIK 1310261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

x QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Transition Period from ___________to _____________

Commission File Number: 333-120951

FORTUNE PARTNERS, INC.
(Exact name of registrant as specified on its charter)

NEVADA	98-0433974
(State or other jurisdiction of	(IRS. Employer
incorporation or organization)	Identification No.)
1100-1050 W. Pender Street
Vancouver, B.C. Canada	V6E 3S7
(Name and address of principal executive offices)	(Zip Code)

(604) 714-3663
(Registrant’s telephone number, including area code)

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

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

18,750,000 shares issued and outstanding as of July 21, 2005.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Fortune Partners, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	June 30, 2005 $ (unaudited)	September 30, 2004 $ (audited)

ASSETS

Current Assets

Cash	22,463	79,010
Prepaid expense	6,129

Total Assets	28,592	79,010

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	32,574	–
Accrued liabilities	1,000	4,000

Total Liabilities	33,574	4,000

Commitments and Contingencies (Note 1)
Subsequent Events (Note 5)

Stockholders’ Equity

Common Stock, 100,000,000 shares authorized, $0.001 par value 5,000,000 and 5,250,000 shares issued and outstanding respectively	5,000	5,250

Additional Paid in Capital	76,000	80,750

Donated Capital (Note 4)	25,500	5,250

Deficit Accumulated During the Exploration Stage	(111,482)	(16,240)

Total Stockholders’ Equity	(4,982)	75,010

Total Liabilities and Stockholders’ Equity	28,592	79,010

(The accompanying notes are an integral part of these financial statements)

Fortune Partners, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)

	From August 26, 2004 (Date of Inception) to June 30, 2005 $ (unaudited)	Three Months Ended June 30, 2005 $ (unaudited)	Nine Months Ended June 30, 2005 $ (unaudited)	From August 26, 2004 (Date of Inception) to September 30, 2004 $ (audited)

Revenue	–	–	–	–

Expenses

Bank charges	53	–	53	–
Donated services and rent (Note 4)	25,500	6,750	20,250	5,250
Mineral expenses (Note 3)	12,083	–	12,083	–
Professional fees and organizational costs	69,742	30,171	58,752	10,990
Transfer agent and filing fees	4,104	1,588	4,104	–

Total Expenses	111,482	38,509	95,242	16,240

Net Loss For the Period	(111,482)	(38,509)	(95,242)	(16,240)

Loss Per Share – Basic		–	(.01)	(.01)

Weighted Average Shares Outstanding - with retroactive restatement for a stock dividend (Note 5)		18,750,000	18,750,000	2,733,750

(The accompanying notes are an integral part of these financial statements)

Fortune Partners, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)

	Nine Months Ended June 30, 2005 $ (unaudited)	From August 26, 2004 (Date of Inception) to September 30, 2004 $ (audited)

Cash Flows Used In Operating Activities

Net loss for the period	(95,242)	(16,240)

Adjustments to reconcile net loss to cash:

Donated services and rent	20,250	5,250
Expenses paid for by issuing shares	–	5,000

Change in operating assets and liabilities:

Increase in prepaid expenses	(6,129)	–
Increase in accounts payable	27,574	–
(Decrease) increase in accrued liabilities	(3,000)	4,000

Net Cash Used in Operating Activities	(56,547)	(1,990)

Cash Flows Used In Investing Activities	–	–

Cash Flows From Financing Activities

Proceeds from issuance of common stock	–	81,000

Net Cash Flows Provided By Financing Activities	–	81,000

(Decrease) Increase in Cash	(56,547)	79,010

Cash - Beginning of Period	79,010	–

Cash - End of Period	22,463	79,010

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

Non-cash Investing and Financing Activities

A total of 250,000 shares were returned to treasury and a previous account payable re-instated	5,000	–

(The accompanying notes are an integral part of these financial statements)

Fortune Partners, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2005

1.      Exploration Stage Company

The Company was incorporated in the State of Nevada on August 26, 2004. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7. The Company’s principal business is the acquisition and exploration of mineral properties as discussed in Note 3. The Company has not presently determined whether its mineral property contains mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its mineral properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at June 30, 2005, the Company had a working capital deficit of $4,982 and accumulated losses of $111,482 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company’s SB-2 Registration Statement with the United States Securities and Exchange Commission was declared effective on April 22, 2005. Pursuant to this Registration Statement the Company registered 2,744,000 shares of common stock for resale by existing stockholders of the Company. The Company will not receive any proceeds from the resale of shares of common stock by the selling stockholders. The Company made application with the North American Securities Dealers to obtain a trading symbol, which was obtained on June 8, 2005. The Company’s trading symbol is FTPI.

The Company will rely on the forbearance of one supplier whose account totals $32,574. The Company plans to raise additional capital by way of a private placement of common shares to provide necessary working capital to continue operations.

2.      Summary of Significant Accounting Policies

a)        Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars.  The Company’s fiscal year-end is September 30.

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

c)        Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128 "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  Loss per share, as presented, has been restated to reflect the stock split described in Note 5.

d)       Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2005, the Company had no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Fortune Partners, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2005

2.       Summary of Significant Accounting Policies (continued)

e)        Cash

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f)        Mineral Properties

The Company has been in the exploration stage since its formation on August 26, 2004, and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mineral properties. Mineral property acquisition and exploration costs are charged to operations as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life based on proven and probable mineral reserves.

g)        Financial Instruments

Financial instruments, which include cash and accounts payable and accrued liabilities, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

h)       Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until it is estimated that realization is more likely than not. The Company has adopted SFAS No. 109 as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not to utilize the net operating losses carried forward in future years.

i)         Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash was deposited with a high quality credit institution.

j)         Stock-Based Compensation

The Company does not have a stock option plan, however, it issues stock to non-employees for services. The Company accounts for stock issued for services to non-employees in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation”.  Compensation expense is based on the fair market value of the stock award or fair market value of goods and services received whichever is more reliably measurable.

k)       Foreign Currency Transactions/Balances

The Company’s functional currency is the U.S. dollar. Occasional transactions occur in Canadian currency, and management has adopted SFAS No. 52 “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Any gain or loss on foreign currency translation is included in operations.

l)         Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153 “Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29 “Accounting for Non-monetary Transactions”, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle.  SFAS No. 153 amends Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The provisions of SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

Fortune Partners, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2005

2.       Summary of Significant Accounting Policies (continued)

l)        Recent Accounting Pronouncements (continued)

In December 2004, the FASB issued SFAS No. 123R “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.  SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6 “Employers’ Accounting for Employee Stock Ownership Plans”.  SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For non-public entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

3.       Mineral Properties

On October 25, 2004 the Company paid $10,000 to acquire a 100% interest in the Tetrahedrite Silver Property (the “Property”) located in the Skeena Mining Division in the Province of British Columbia, Canada. The Property is held in trust by the President of the Company for the benefit of the Company and consists of 4 mineral claims representing 72 units. The Company paid $2,083 (CAD$2,500) to a geologist for a report on the Property.

4.       Related Party Transactions

a)       The President of the Company provides management services valued at $1,000 per month commencing October, 2004.

b)       The Chief Financial Officer provides donated services valued at $1,000 per month commencing October 1, 2004.

c)       During the nine months ended June 30, 2005, the Company recognized a total of $2,250 for donated rent provided by a partnership, of which the Chief Financial Officer of the Company is a partner.

d)       The President of the Company holds the Company’s interest in 4 mineral claims in trust for the benefit of the Company. The Company acquired these claims for $10,000 on October 25, 2004.

5.       Subsequent Events

On June 27, 2005 the Board of Directors resolved to declare a stock split, on a 3.75 new shares for one old share basis, based upon a record date of July 18, 2005 and a payment date of July 20, 2005, and to increase the Company’s authorized shares from 100,000,000 to 375,000,000 shares. On July 21, 2005 a total of 18,750,000 common shares are outstanding. This stock split has been applied retroactively in these financial statements and all references to weighted average number of shares and income (loss) per share amounts have been retroactively restated.

Item 2	Plan of Operations

The following discussion and analysis explains the major factors affecting our financial condition. We are a start-up, exploration-stage company and have not yet generated or realized any revenues from our business operations.

Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate by issuance of additional equity shares. We have sufficient funds to take us through our initial exploration program and meet our obligations for the short term. Our working capital is not sufficient to enable us to perform further exploration phases beyond the first geological exploration phase on the Property. Accordingly, we will require additional financing in order to meet all of our anticipated operating expenses and for any new exploratory expenses.

Recent Developments

During the three month period ended June 30, 2005 and subsequently to July 20, 2005, we completed our application with the North American Securities Dealers to obtain a trading symbol which was obtained on June 8, 2005. The Company currently trades on the OTC Bulletin Board under the symbol FTPI. During the week of July 11, 2005 our geologist has started the first stage of Phase I of our initial work program on our Tetrahedrite Property. We expect results from the sampling program to be available by the end of July, 2005.

On June 27, 2005 the Board of Directors resolved to declare a stock split, on a 3.75 new shares for one old share basis, based upon a record date of July 18, 2005 to be paid on July 20, 2005. On July 21, 2005 a total of 18,750,000 common shares are outstanding.

Plan of Operations

Our plan of operations is to conduct mineral exploration activities on the Tetrahedrite Property in order to assess whether it possesses commercially exploitable mineral deposits. Our exploration program is designed to explore for commercially viable mineral deposits. We have not, nor has any predecessor, identified any commercially exploitable reserves of minerals on the Tetrahedrite Property. We are an exploration stage company and there is no assurance that a commercially viable mineral deposit exists on the Tetrahedrite Property.

Our plan of operations for the twelve months following June 8, 2005, being the date the Company was listed and called for trading on the OTC Bulletin Board, is to complete the following objectives within the time periods specified, subject to our obtaining the funding necessary for the continued exploration of the mineral property:

  We plan to conduct the recommended phase one exploration program on the Property consisting of two stages including geochemistry and trenching. We anticipate that the cost of this program will be approximately CAD$45,000 (US$37,500). We started this exploration program on July 11, 2005 and expect results from the sampling program to be available by the end of July, 2005. We would then plan stage two for the month of October 2005 if the results from stage one meets our objectives. We plan to raise additional funds through a private placement of shares to provide the working capital necessary to complete the above program and to provide working capital for continued operations over the next twelve months.

  If warranted by the results of phase one, we intend to commence the phase two program described in the geological report and estimated to cost CAD$200,000 (US$166,667). We anticipate that we will have to raise additional funding in order to conduct the phase two program and that this phase would be conducted during October of 2006 and will take approximately three weeks to complete.

  We anticipate spending approximately $1,500 in ongoing general and administrative expenses per month for the next twelve months.  The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.

As at June 30, 2005 we had cash reserves of $22,500 and, after paying $10,000 on accounts payable, we had $12,500 as at July 20, 2005. This cash reserve will cover the balance owing on our stage one work program. We had advanced CAD$7,500 to our geologist in June, 2005 and expect CAD$6,000 to be the balance owing plus CAD$1,500 for assay costs. We plan to raise additional funds through a private placement of shares to provide the working capital necessary to complete the above program and to provide working capital for continued operations over the next twelve months.

Our completion of the phase-two work program is subject to us obtaining adequate financing as these expenditures will exceed our cash reserves. During the next 12-months we do not anticipate generating any revenue. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund stage two of phase one or phase two exploration programs. In the absence of such financing, our business plan will fail.

We may consider entering into a joint venture partnership to provide the required funding to develop the Property. We have not undertaken any efforts to locate a joint venture partner for the Property. If we entered into a joint venture arrangement we would likely have to assign a percentage of our interest in the Property to the joint venture partner.

Based on the nature of our business we anticipate incurring operating losses in the foreseeable future. We base this expectation, in part, on the fact that very few mineral properties in the exploration stage ultimately develop into producing, profitable mines. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:

·         our ability to raise additional funding;

·         the market for minerals such as silver;

·         results of our proposed exploration programs on the mineral property; and

·         our ability to find joint venture partners for the development of our property interests;

If we are successful in completing an equity financing existing shareholders will experience dilution of their interest in our company. In the event we are not successful in raising additional financing, we anticipate that we will not be able to proceed with our business plan unless we receive short-term loans from our two executive officers, which cannot be guaranteed. In such a case we may decide to discontinue our current business plan and seek other business opportunities in the resource sector. Any business opportunity would require our management to perform due diligence on the possible acquisition of additional resource properties. Such due diligence would likely include purchase investigation costs, such as professional fees by consulting geologists, preparation of geological reports on the properties, conducting title searches and travel costs for site visits.  It is anticipated that such costs will not be sufficient to acquire any resource properties and additional funds will be required to close any possible acquisition. During this period we will need to maintain our periodic filings with the appropriate regulatory authorities and will incur legal and accounting costs. In the event no other such opportunities are available and we cannot raise additional capital to sustain minimum operations, we may be forced to discontinue business. We do not have any specific alternative business opportunities in mind and have not planned for any such contingency.

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

Results of Operations – Nine Months Ended June 30, 2005

We did not earn any revenues during the nine months ended June 30, 2005. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral Property. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our Property or, if such resources are discovered, that we will enter into commercial production.

We incurred a loss in the amount of approximately $95,000 for the nine months ended June 30, 2005. This loss is made up entirely of operating expenses in the amount of $95,000. The majority of expenses were professional and organizational fees of $59,000 incurred in connection with our SB-2 Registration Statement filing with the SEC and the $12,000 spent on acquiring the Tetrahedrite Property and obtaining a geological report. Certain donated services and rent of $20,000 were charged to operations and treated as donated capital in shareholders’ equity. The President of the Company provides management services valued at $1,000 per month. The Secretary/Treasurer of the Company provides financial accounting services valued at $1,000 per month and office premises valued at $250 per month. The financial services are valued at $1,000 per month and the rent is valued at $250 per month. We also incurred $4,000 in EDGAR filing fees and transfer agent costs during the nine month period. There are no corresponding expenses during the comparative period as we commenced our operations on August 26, 2004; being the date of our inception.

Liquidity and Capital Resources

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

As at June 30, 2005 we had cash of $22,500 and a working capital deficit of $5,000.

We have not declared or paid cash dividends on our shares since incorporation and do not anticipate doing so in the foreseeable future.

New Accounting Pronouncements

In December 2004, FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29 “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6 “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position

Forward-Looking Statements

Our plan of operations includes a number of forward-looking statements that reflect management’s current views with respect to future events and financial performance. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other filings with the SEC. Important factors currently known to management could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or review forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that management’s assumptions are based upon reasonable data derived from and known about our business and operations and the business and operations of the Company. No assurances are made that actual results of operations or the results of our future activities will not differ materially from its assumptions.

Item 3.	Controls and Procedures

Based on their most recent review, which was completed within 90 days prior to the filing of this report, the Company’s President and Secretary/Treasurer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the U.S. Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its President and Secretary/Treasurer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There are no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

Items 1 to 5.	Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits
	31.1	Certification of the President pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
	31.2	Certification of the Secretary/Treasurer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
	32.1	Certification of the President, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of the Secretary/Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K.
None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 21, 2005.

FORTUNE PARTNERS, INC.
By:	//s// Paul Brock
Paul Brock
President
By:	//s// Don Prest
Don Prest
Secretary/Treasurer

End of Filing