Form 10KSB
period 2005-09-30
Fortune Partners, Inc.
filed 2006-01-17
CIK 1310261

Exhibit 31.1

CERTIFICATION

I, Stephen Williams, the Chief Executive Officer of Power Air Corporation, certify that;

(1)     I have reviewed this Report on Form10-KSB for the period from June 30, 2005 to September 30, 2005 of Power Air Corporation;

(2)     Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

(3)     Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)     designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)     evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)     disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal year end that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

(5)     The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)     all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:         January 12, 2006

           /s/ "Stephen Williams"

___________________________________

By:        Stephen Williams

Title:     Chief Executive Officer

CERTIFICATION

I, Donald M. Prest, the Chief Financial Officer of Power Air Corporation, certify that;

(1)     I have reviewed this Report on Form10-KSB for the period from June 30, 2005 to September 30, 2005 of Power Air Corporation;

(2)     Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

(3)     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

(4)     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)     designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)     evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)     disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal year end that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

(5)     The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)     all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:         January 12, 2006

          /s/ "Donald M. Prest"

___________________________________

By:        Donald M. Prest

Title:     Chief Financial Officer

__________