Form 10QSB
period 2005-12-31
POWER AIR CORP
filed 2006-02-10
CIK 1310261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

x QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2005

Commission File Number: 333-120951

POWER AIR CORPORATION

(Exact name of registrant as specified on its charter)

NEVADA	98-0433974
(State or other jurisdiction of	(IRS. Employer
incorporation or organization)	Identification No.)
4777 Bennett Drive, Suite E
Livermore, California, USA	94551
(Name and address of principal executive offices)	(Zip Code)

(925) 960-8777

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes         x        No      ___

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be field by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

     Yes      ___     No      ___

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

42,985,261 shares issued and outstanding as of February 10, 2006.

__________

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Power Air Corporation
(formerly Fortune Partners, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	December 31, 2005 $ (unaudited)	September 30, 2005 $ (audited)

ASSETS

Current Assets

Cash and equivalents	1,107,266	1,040,998
Other current assets	56,860	21,965

Total Current Assets	1,164,126	1,062,963

Property and Equipment (Note 5)	70,415	-

Total Assets	1,234,541	1,062,963

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable	70,461	70,302
Accrued liabilities	37,245	207,655

Total Liabilities	107,706	277,957

Commitments and Contingencies (Notes 1 and 8)

Stockholders' Equity

Common Stock, 375,000,000 shares authorized, $0.001 par value, 42,985,261 and 41,894,729 shares issued and outstanding, respectively	42,985	41,894

Additional Paid in Capital	8,265,445	7,635,641

Subscription Receivable	-	(161,850)

Deficit Accumulated During the Development Stage	(7,181,595)	(6,730,679)

Total Stockholders' Equity	1,126,835	785,006

Total Liabilities and Stockholders' Equity	1,234,541	1,062,963

(The accompanying notes are an integral part of the consolidated financial statements)

Power Air Corporation
(formerly Fortune Partners, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated From October 15, 1997 (Date of Inception) to September 30, 2005 $	Three Months Ended December 31, 2005 $	Three Months Ended December 31, 2004 $

Revenue
-

-

-

Operating Expenses

General and administrative	4,874,014	432,166	95,998
License fees	256,293	18,750	12,500
Research, engineering and development	1,939,187	-	-

Total Operating Expenses	7,069,494	450,916	108,498

Loss from Operations	(7,069,494)	(450,916)	(108,498)

Other Expense

Interest	(112,101)	-	(10,222)

Net Loss For the Period	(7,181,595)	(450,916)	(118,720)

Net Loss Per Share - Basic and Diluted		(0.01)	(0.01)

Weighted Average Shares Outstanding		42,622,000	31,903,000

(The accompanying notes are an integral part of the consolidated financial statements)

Power Air Corporation
(formerly Fortune Partners, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	Three Months Ended December 31, 2005 $	Three Months Ended December 31, 2004 $

Cash Flows Used In Operating Activities

Net loss for the period	(450,916)	(118,720)

Adjustments to reconcile net loss to cash used in operations
Amortization	1,747	-

Change in operating assets and liabilities:

Increase (decrease) in other current assets	(34,895)	12,500
Increase in accounts payable	159	-
(Decrease) in accrued liabilities	(170,410)	-

Net Cash Used in Operating Activities	(654,315)	106,220

Cash Flows To Investing Activities

Purchase of property and equipment	(72,162)	-

Cash Flows From Financing Activities

Proceeds from subscriptions received for common stock	870,696	-
Share issuance costs	(77,951)	-
Advances from a related party	-	105,993

Net Cash Flows Provided By Financing Activities	792,745	105,993

Increase (Decrease) in Cash and Equivalents	66,268	(227)

Cash and Equivalents - Beginning of Period	1,040,998	707

Cash and Equivalents - End of Period	1,107,266	480

Supplemental Disclosures

Interest paid	-	-
Income taxes paid	-	-

Non-cash Investing and Financing Activities	-	-

(The accompanying notes are an integral part of the consolidated financial statements)

Power Air Corporation
(formerly Fortune Partners, Inc.)
(A Development Stage Company)
Consolidated Statement of Stockholder's Equity (Deficit)
From October 15, 1997 (Date of Inception) to September 30, 2005
(expressed in U.S. dollars)
(unaudited)

	Common Stock				Accumulated
					Deficit
	Number		Additional		During the
	of		Paid-In	Subscription	Development
	Shares	Amount	Capital	Receivable	Stage	Total
		$	$	$	$	$

Balance from October 15, 1997 (Date of inception) to June 30, 2005 (audited)	10,000	1,000	-	-	(4,105,418)	(4,104,418)

Adjustment for change in par value	-	(990)	990	-	-	-

Re-capitalization transactions (Note 1)
Shares of Power Air Corporation	18,750,000	18,750	-	-	-	18,750
Cancellation of founders stock	(1,550,000)	(1,550)	1,550	-	-	-
Shares issued to shareholders of Power Air Tech, Inc. to effect the reverse merger	14,693,423	14,693	(14,693)	-	-	-
Shares issued for compensation	4,545,456	4,545	2,506,819	-	-	2,511,364
Shares acquired by legal parent	(10,000)	(10)	-	-	-	(10)
Shares issued to settle debt	3,378,396	3,378	1,864,180	-	-	1,867,558
Forgiveness of related party debt of PAT as a condition precedent to the reverse merger	-	-	2,173,045	-	-	2,173,045
Net liabilities assumed in recapitalization	-	-	(89,482)	-	-	(89,482)

Unit private placement	2,077,454	2,078	1,348,267		-	1,350,345

Share subscription	-	-	-	(161,850)	-	(161,850)

Share issuance costs	-	-	(155,035)		-	(155,035)

Net loss for the period	-	-	-		(2,625,261)	(2,625,261)

Balance, September 30, 2005 (audited)	41,894,729	41,894	7,635,641	(161,850)	(6,730,679)	785,006

Subscription received	-	-	-	161,850	-	161,850

Unit private placement	1,090,532	1,091	707,755	-	-	708,846

Share issuance costs	-	-	(77,951)	-	-	(77,951)

Net loss for the period	-	-	-	-	(450,916)	(450,916)

Balance , December 31, 2005 (unaudited)	42,985,261	42,985	8,265,445	-	(7,181,595)	1,126,835

See Note 6 regarding retroactive restatement of all share and per share amounts as a result of a stock dividend.

(The accompanying notes are an integral part of the consolidated financial statements)

Power Air Corporation
(formerly Fortune Partners, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)

1.    Nature of Operations, Re-capitalization and Continuance of Business

Power Air Corporation (the "Company" or "PAC") (formerly Fortune Partners, Inc. or "FPI") was incorporated in the State of Nevada on August 26, 2004. Pursuant to a Share Exchange Agreement (the "Share Exchange Agreement") dated September 30, 2005, the Company acquired all of the issued and outstanding shares of Power Air Tech, Inc. ("PAT") and issued, in total, 22,617,275 common shares to the shareholder of PAT, the Chief Operating Officer of PAT and the majority of creditors of PAT resulting in PAT shareholders and related parties and creditors gaining a 57% control position of PAC (collectively, the "PAT Acquisition"). Prior to the PAT Acquisition, the Company's principal business was the acquisition and exploration of mineral properties (Note 3). The Company has not determined whether its mineral properties contain mineral reserves that are economically recoverable and has not been actively exploring these properties since July, 2005. As such, the PAT Acquisition by the Company is considered a re-capitalization of PAT and PAT is considered the acquirer for accounting and financial reporting purposes. The consolidated financial statements include the accounts of the Company since the PAT Acquisition on September 30, 2005, and the historical accounts of PAT since the date of its inception, October 15, 1997. All significant intercompany balances and transactions have been eliminated upon consolidation. The name of the combined company was changed on December 21, 2005 to Power Air Corporation pursuant to a Form 14A proxy/consent statement which was filed by the Company with the United States Securities and Exchange Commission (the "SEC") on November 9, 2005, and approved by a majority of the Company's shareholders on December 20, 2005.

PAT was incorporated in the State of Delaware on October 15, 1997 and operated its business in the State of California. PAC, through its acquisition of PAT, is in the business of developing, manufacturing and marketing fuel cell based commercial products. PAT has the exclusive worldwide license to the Zinc-Air Fuel Cell ("ZAFC") technology that was developed at the Lawrence Livermore National Laboratory ("LLNL"), in Livermore, California, for all fields of use (stationary, portable and mobile applications) and commercialization.

The ZAFC is a metal oxide fuel cell using simple physical chemistry. The ZAFC uses a combination of oxygen and zinc pellets in a liquid alkaline mixture that generates electricity and at the same time creates residual zinc oxide that can be recycled back into reusable zinc, via electrolysis, so that it can again be fed into the ZAFC stack. Where desired, the "recycling" functionality can be combined with a ZAFC creating a zinc-air battery. Alternatively, for applications where minimal downtime is desired, standalone ZAFC can be refuelled by flushing the spent zinc oxide and adding more zinc pellets.

Upon completion of the PAT Acquisition on September 30, 2005, the Company:

a)     issued 14,693,423 restricted common shares to the shareholder of PAT to acquire 100% of the issued and outstanding shares of PAT. Included as a condition precedent to the Share Exchange Agreement was that the shareholder of PAT forgive $2,173,045 of indebtedness from PAT. This forgiveness was treated as additional paid in capital due to the shareholder of PAT being considered a principal shareholder of the Company as a consequence of the completion of the PAT Acquisition;

b)     issued 4,545,456 restricted common shares, at an estimated fair value of $0.5525 per share (after a 15% discount to the established fair market price of $0.65) to PAT's Chief Operating Officer in connection with his ongoing commitment to build out a successful public company and to serve as the Executive Chairman of the Company after the closing of the Share ExchangeAgreement. As there is no contract in place for the Chief Operating Officer, and as there is no escrow provisions in place to restrict his ability to own or dispose of the restricted common shares, the Company charged $2,511,364 to operations as at September 30, 2005;

c)     issued 2,836,121 restricted common shares, at an estimated fair value of $0.5525 per share (after a 15% discount to the established fair market price of $0.65), to PAT's acting Chief Operating Officer in consideration of his agreeing to accept the shares in complete satisfaction of all previous disputes, debts and/or services provided to PAT. A total of $1,567,961 was charged to operations of prior periods;

d)     issued 542,275 restricted common shares, at an estimated fair value of $0.5525 per share (after a 15% discount to the established fair market price of $0.65), to a substantial majority of the creditors of PAT in consideration of such creditors agreeing to accept the shares in complete satisfaction of all previous debts and/or services provided by such creditors to PAT totalling $299,607. The Company also assumed an obligation to pay a creditor $25,995 which was paid during the quarter ended December 31, 2005; and

Power Air Corporation
(formerly Fortune Partners, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)

1.    Nature of Operations, Re-capitalization and Continuance of Business (continued)

e)     caused 1,550,000 common shares, previously owned by two founders of PAC, to be returned to treasury and cancelled for no consideration as part of the terms of the Share Exchange Agreement.

Between August 22, 2005 and September 30, 2005 the Company received common stock subscriptions for 2,077,454 units at a price of $0.65 per unit for total proceeds and subscriptions receivable of $1,350,345. The subscriptions receivable were received in October 2005. These units were issued on September 30, 2005. During the quarter ended December 31, 2005, the Company received common stock subscriptions for an additional 1,090,532 units at a price of $0.65 per unit for total additional proceeds of $708,846. These units were issued on November 30, 2005. Total units issued was 3,167,986 and total proceeds received was $2,059,191. A total of $230,486 of share issuance costs were incurred, including $30,000 of legal costs and $202,586 of finder's fees. Each unit consisted of one common share and one non-transferable share purchase warrant of the Company. Each warrant entitles the holder to purchase an additional share of common stock at a price of $1.00 per share for a period of two years from the date of issuance.

The Company is a development stage company as defined by Statement of Financial Accounting Standards ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises". In a development stage company, management devotes most of its activities in developing a market for its products. The Company is presently in its developmental stage and currently has no sources of revenue to provide incoming cash flows to sustain future operations. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to enter into Original Equipment Manufacturer ("OEM") joint venture agreements, to raise additional equity financing and generate revenue, cash flow and attain profitable operations. Management has plans to seek additional capital through equity offerings. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at December 31, 2005, the Company has a working capital surplus of $1,056,420 and accumulated losses of $7,181,595 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

FPI's SB-2 Registration Statement as filed with the SEC was declared effective on April 22, 2005. Pursuant to this Registration Statement FPI registered 10,290,000 shares of common stock (which has been adusted for the Company's 3.75 new for one old share subdivision which was completed in July, 2005) for resale by existing stockholders of FPI. FPI's Registration Statement was withdrawn by the Company on August 22, 2005 in conjunction with the Company' then agreement in principle to acquire PAT. FPI did not receive any proceeds from the resale of shares of common stock by the selling stockholders prior to then. FPI made application with the North American Securities Dealers to obtain a trading symbol, which was obtained on June 8, 2005. FPI's trading symbol was "FTPI". The Company filed a Form 14A with the SEC on November 9, 2005 to change its name to Power Air Corporation and to change its symbol. On December 20, 2005 a majority of the Company's shareholders approved the name change which was then made effective on December 21, 2005. The trading symbol is now "PWAC".

2.   Summary of Significant Accounting Policies

a)    Basis of Presentation

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in US dollars. The Company resolved to keep the fiscal year end of PAC, the legal parent, being September 30. PAT's fiscal year end was June 30. In connection with the re-capitalization, the historical financial statements presented are those of PAT. These consolidated financial statements include the accounts of the Company and its wholly-owned Delaware subsidiary, PAT, and its newly incorporated and wholly-owned inactive British Columbia subsidiary, Power Air (Canada) Corp. All intercompany transactions and balances have been eliminated.

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

Power Air Corporation

(formerly Fortune Partners, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

2.   Summary of Significant Accounting Policies (continued)

c)    Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

d)    Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the three months ending December 31, 2005 and 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

e)    Research and Development Expenditures

Due to the Company's lack of revenues and forecast of significant capital required to develop a market for its products, the net realizable value of prototype material and intangible assets is not reasonably determinable. Accordingly, all research and development expenditures under PAT's Cooperative Research and Development Agreement ("CRADA)" contracts, including the costs of prototype material and the cost of obtaining intangible assets such as patents, have been charged to operations.

f)    Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

g)    Mineral Properties

Prior to the Share Exchange Agreement the Company was in the exploration stage since its formation on August 26, 2004 and had not realized any revenues from its originally planned operations. Mineral property acquisition and exploration costs were charged to operations as incurred. If it is to determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property will be capitalized. Such costs will be amortized using the units-of-production method over the estimated life based of proven and probable mineral reserves. Since we are also an exploration stage company there is no assurance that a commercially viable mineral deposit exists on any of our properties, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future exploration is determined.  We have no known reserves of any type of mineral. To date, we have not discovered an economically viable mineral deposit on the mineral property, and there is no assurance that we will discover one.

h)    Financial Instruments

Financial instruments, which include cash, other current assets, accounts payable and accrued liabilities and due to related parties, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

i)    Revenue Recognition

The Company will recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided and collectibility is reasonably assured.

PAT has not generated any revenue since inception on October 15, 1997. The Company plans to receive funding from OEMs to engineer products to OEM specifications. The Company then plans to receive license and product fees under OEM contracts. Revenue recognition will be specific to the terms of the contracts and will thus be determined in a later period.

Power Air Corporation

(formerly Fortune Partners, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

2.   Summary of Significant Accounting Policies (continued)

j)    Income Taxes

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

k)    Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash was deposited with a high quality credit institution.

l)    Stock-Based Compensation

The Company does not presently have a stock option plan. It may issue stock to non-employees for services in  the future. The Company will account for stock or stock options issued for services to non-employees in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation". Compensation expense is based on the fair market value of the stock award or fair market value of goods and services received whichever is more reliably measurable.

m)    Foreign Currency Transactions/Balances

The Company's functional and reporting currency is the United States dollar. Transactions also occur in Australian and Canadian currency, and management has adopted SFAS No. 52, "Foreign Currency Translation". Monetary assets and liabilities denominated in Australian and Canadian currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Any gain or loss on foreign currency translation is included in operations. To date, such amounts have not been significant.

n)    Property and Equipment

Amortization is provided on all property and equipment utilizing the straight line method and amortized to operations over their estimated useful lives of five years.

o)    Recent Accounting Pronouncements

In June 2005, the Emerging Issues Task Force ("EITF") issued No. 05-6, "Determining the Amortization Period for Leasehold Improvements" ("EITF 05-6"). The pronouncement requires that leasehold improvements acquired in a business combination or purchase subsequent to the inception of the lease should be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the acquisition of the leasehold improvement. This pronouncement should be applied prospectively. The Company does not have unamortized leasehold improvements from acquisitions or business combinations and therefore, does not believe this pronouncement will have an impact in its financial results.

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

Power Air Corporation

(formerly Fortune Partners, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

2.   Summary of Significant Accounting Policies (continued)

o)    Recent Accounting Pronouncements (continued)

In December 2004, FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, "Share Based Payment". SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. Management is currently evaluating the impact of the adoption of this standard on the Company's results of operations and financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB 107") to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during its implementation of SFAS 123R.

3.    Mineral Properties

On October 25, 2004, the Company acquired a 100% interest in the Tetrahedrite Silver Property (the "Property") located in the Skeena Mining Division. The Property is held in trust by the President of the Company for the benefit of the Company and consists of 4 mineral claims representing 72 units. These claims are in good standing until July 2006. The Company completed a work program and assayed 78 samples in June of 2005. The Company is considering further exploration on these claims.   We have no known reserves of any type of mineral. To date, we have not discovered an economically viable mineral deposit on the mineral property, and there is no assurance that we will discover one.

4.   Re-capitalization Transaction

Pursuant to the Share Exchange Agreement, on September 30, 2005, PAT was re-capitalized by merging with a publicly listed company, Power Air Corporation (formerly Fortune Partners, Inc.), through the PAT Acquisition.

The following table provides a reconciliation of the public company's net liabilities assumed in this re-capitalization transaction:

 Power Air Corporation
(formerly Fortune Partners, Inc.)

 Transactions from
October 1, 2004 to

 Power Air Corporation
(formerly Fortune Partners, Inc.)

 September 30,
2004

September 30, 2005

 September 30,
2005

$

$

$

Cash

79,010

(79,010)

-

Prepaid expense

-

3,215

3,215

Accounts payable and accrued liabilities

(4,000)

(88,697)

(92,697)

Net liabilities assumed

75,010

(164,492)

(89,482)

Power Air Corporation

(formerly Fortune Partners, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

5.   Property and Equipment

 Cost
$

 Accumulated
Amortization
$

 Net Carrying
Value
December 31,
2005
(unaudited)
$

 Net Carrying
Value
September 30,
2005
(audited)
$

Computer hardware

16,672

339

16,333

-

Computer software

1,480

15

1,465

-

Furniture and equipment

54,010

1,393

52,617

-

72,162

1,747

70,415

-

6.   Related Party Transactions

  As of June 30, 2005, $2,173,045 was due to the sole shareholder of PAT. As a condition precedent to the Share Exchange Agreement this amount was forgiven, effective September 30, 2005, and treated as additional paid in capital.

  The former President of the Company holds the Company's interest in 4 mineral claims in trust for the benefit of the Company. The Company acquired these mineral properties for $10,000 on October 25, 2004.

  As of June 30, 2005 and June 30, 2004 $1,567,961 and $1,176,206, respectively, were due to PAT's acting Chief Operating Officer. The $1,567,961 amount was settled in connection with the re-capitalization by the issuance of 2,836,121 restricted common shares of the Company through the PAT Acquisition at an established fair market price of $0.5525 per share.

  As a condition precedent to the Share Exchange Agreement the Company was required to issue 4,545,456 restricted common shares, at an established fair market price of $0.5525 per share, to PAT's acting Chief Operating Officer in connection with his ongoing commitment to build out a successful public company and to serve as the Executive Chairman of the Company after the closing of the Share Exchange Agreement. As there is no contract in place for the Chief Operating Officer, and as there is no escrow provisions in place to restrict his ability to own or dispose of the restricted common shares, the Company charged $2,511,364 to operations as at September 30, 2005.

  As at September 30, 2005, the Company accrued, and subsequently paid, a total of $85,680 of finder's fees to two senior officers of the Company in connection with the completion of the Company's unit private placement on November 30, 2005.

7.   Warrants to Purchase Common Stock

As at December 31, 2005, a total of 3,167,986 warrants were issued and outstanding in connection with the issuance of 3,167,986 units in the private placement completed on September 30, 2005 and November 30, 2005. These warrants are exercisable into one common share at an exercise price of $1.00 per share expiring either on September 30, 2007 or November 30, 2007, respectively.

8.   Commitments and Contingencies

PAT entered into a Limited Exclusive Patent License Agreement with the Regents of the University of California in March, 2001 (the "License Agreement"). Under the terms of the License Agreement the Company must prepay annual foreign filing fees and make minimum royalty payments of $100,000 for the year ended December 31, 2006 due on February 28th, being two months after the start of each calendar year and each year thereafter until either party terminates the License Agreement. The License Agreement also provides for royalty payments ranging from 0.45% to 3.55% of net sales that incorporate the licensed ZAFC technology.

On October 17, 2005, the Company entered into a long-term office and warehouse premises lease in Livermore, California. The term is for 30 months expiring October 31, 2008. The monthly base rent is $6,066 and the estimated monthly operating charge is $1,800 per month.

Power Air Corporation

(formerly Fortune Partners, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

(unaudited)

8.   Commitments and Contingencies (continued)

The Company entered into employment contracts with two officers of the Company. In total the annual commitment is $220,000 with a 90 day termination clause. The Company also entered into a services contract with the President and Chief Executive Officer having an annual commitment of $150,000 which is guaranteed for one year expiring September 30, 2006. On January 3, 2006, the Company entered into an employment contract to hire a Director of Engineering. The annual commitment is $100,000 with a 90-day termination clause. In addition, pursuant to these four contracts, a total of 1,250,000 stock options is committed to be granted at an exercise price of $0.65 per share exercisable for two years from the date of grant. These options have not yet been granted.

9.   Segment Disclosures

The Company operates as one operating segment which is in the business of developing, manufacturing and marketing fuel cell based commercial products. The exploration of mineral properties is inactive upon the recapitalization of PAT. The Chief Executive Officer is the Company's Chief Operating Decision Maker (CODM) as defined by SFAS 131, "Disclosure about Segments of an Enterprise and Related Information". The CODM allocates resources and assesses the performance of the Company based on the results of operations.

10.  Income Taxes

Potential benefits of United States Federal income tax losses are not recognized in the accounts until realization is more likely than not. The Company has combined net operating losses carried forward of approximately $2,763,000 for tax purposes which expire starting in 2020. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at December 31, 2005 and September 30, 2005, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

 December 31,
2005
$
(unuaudited)

 September 30, 2005
$
(audited)

Net Operating Loss

2,776,000

2,328,908

Statutory Tax Rate

34%

34%

Effective Tax Rate

-

-

Deferred Tax Asset

965,000

791,800

Valuation Allowance

(965,000)

(791,800)

-

-

Item 2   Management's Discussion and Analysis and Plan of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended December 31, 2005 and 2004, should be read in conjunction with our most recent audited consolidated financial statements for the financial years ended September 30, 2005 and June 30, 2005 and 2004, all of which are included in our Annual Report on Form 10-KSB. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Forward-Looking Statements

This 10-QSB (the "Report") contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US $) and are prepared in accordance with accounting principles generally accepted in the United States of America.

In this Report, unless otherwise specified, all dollar amounts are expressed in United States dollars, and all references to "common shares" refer to the common shares in our capital stock.

As used in this Report, the terms "Power Air Corporation", "the Company", "our company", "PAC", "we", "us" and "our" mean Power Air Corporation and its subsidiaries, taken as a whole.

Overview

Name and Incorporation

Our company was formed under the laws of the State of Nevada on August 26, 2004 under the name 'Fortune Partners, Inc.'. By an amendment to our Articles of Incorporation we changed our name to Power Air Corporation effective on December 21, 2005.

As a consequence of the completion of the PAT Acquisition effective on September 30, 2005, we own 100% of the issued and outstanding share capital of PAT, which was formed under the laws of the State of Delaware in October of 1997, together with 100% of the issued and outstanding shares of Power Air (Canada) Corp. ("Power Air Canada"), which was formed under the laws of the Province of British Columbia, Canada, on December 12, 2005.

The Acquisition of PAT

Effective on September 30, 2005 (the "Closing") the Company completed a Share Exchange Agreement and related transactions, as entered into among the Company and each of Power Air Dynamics Limited (therein the "Vendor"), PAT, HDH Group, LLC (therein "HDH Group") and Mr. H. Dean Haley, pursuant to which the Company acquired from the Vendor all of the issued and outstanding shares of PAT and, in addition, settled all claims and substantially all of the indebtedness within PAT then owing to each of the HDH Group, Mr. Haley and various creditors of PAT, in consideration of, among other things, the issuance by the Company of an aggregate of 22,617,275 restricted common shares (each a "Share") of the Company in the following manner:

(a)     the issuance of 14,693,423 of the Shares to the Vendor;

(b)     the issuance of 7,381,577 of the Shares to the HDH Group (a company owned and controlled by Mr. Haley, now our Executive Chairman and Chief Operating Officer), at an estimated fair value of $0.5525 per Share, in the following manner:

(i) 4,545,456 of the Shares in connection with Mr. Haley's ongoing commitment to build out a successful public company and to serve as the Executive Chairman of the Company after the Closing of the Share Exchange Agreement. As there is no contract in place for the Chief Operating Officer, and as there is no escrow provisions in place to restrict his ability to own or dispose of such restricted Shares, the Company charged $2,511,364 to operations as at September 30, 2005; and

(ii) 2,836,121 of the Shares (after a 15% discount to the established fair market price of $0.65) in connection with Mr. Haley agreeing to accept such Shares in complete satisfaction of all previous disputes, debts and/or services provided to PAT. A total of $1,567,961 was charged to operations of prior periods. See Note 8 for the accounting treatment as a restatement to prior periods; and

(c)     the issuance of the balance of 542,275 of the Shares, at an estimated fair value of $0.5525 per Share, to a substantial majority of the previous creditors of PAT (each a "Creditor") in consideration of such Creditors agreeing to accept the Shares in complete satisfaction of all previous debts and/or services provided by such Creditors to PAT.

This Closing of the Share Exchange Agreement represented a change in control of our company.  The change in control, for accounting purposes, constitutes a re-capitalization of our company and, therefore, the transaction has been accounted for as a reverse merger whereby the legal acquirer, Power Air Corporation, has become the acquired entity and the legal subsidiary, PAT, has become the continuing operations and acquiring company.

As a consequence of our Company's acquisition of PAT, the Company's main focus is as a development stage company engaged in the business of developing, manufacturing and marketing fuel cell based commercial products.  PAT is a body corporate subsisting under and registered pursuant to the laws of the State of Delaware and was incorporated in October of 1997. It is engaged in the business of developing, manufacturing and marketing fuel cell based commercial products. PAT has the exclusive worldwide license to ZAFC technology that has been developed at LLNL, in Livermore, California, for all fields of use (all stationary, portable and mobile applications) and commercialization.

The Company elected to adopt the fiscal year end of September 30, 2005, being the fiscal year-end of Power Air Corporation, the publicly reporting company prior to the merger. PAT is the legal subsidiary but is the accounting acquirer pursuant to reverse merger accounting guidelines. PAT had a fiscal year-end of June 30 and these fiscal years are presented as the historical financial statements of the Company pursuant to reverse merger accounting guidelines.

PAT's fuel cell technology is a metal oxide fuel cell using simple physical chemistry. The ZAFC uses a combination of oxygen and zinc pellets in a liquid alkaline mixture to generate electricity. Residual zinc oxide created during this process can be recycled back into reusable zinc (via electrolysis) so that it can again be fed into the ZAFC stack. Where desired, the "recycling" functionality can be combined with a ZAFC creating a ZAB. Alternatively, for applications where minimal downtime is desired, a standalone ZAFC can be refuelled simply by removing the spent zinc oxide and adding more zinc pellets.

The zinc-air fuel cell is constructed in a modular form of unit cells. The cells are joined together in a fuel cell module that is connected to a storage tank (reservoir) containing electrolyte and discharge products. Each cell contains a lightweight plastic frame, a current collector/mesh, and a paper-thin air electrode. The plastic frame extends upwards to create a hopper which can hold additional zinc pellet that are fed into the cell as the Zinc is used up in the cell.

The zinc/air fuel cell combines atmospheric oxygen and pellets of zinc metal in a liquid alkaline electrolyte to generate electricity with by-products of zinc oxide and potassium zincates. In operation, the fuel cell consumes all of the zinc and refuelling is performed easily (in minutes or seconds, depending on application) by replacing spent electrolyte with fresh safe electrolyte combined with compact, cheap zinc pellets.

Initial prototypes were based on combining cell stacks with an electrolyte storage tank to form a six-cell or 12-cell basic unit. Stacks of six or 12 full-size cells can be linked together (scaled) to provide the desired power and energy capacity for a particular application. The lightweight cells provide the power, and a storage tank holding the reserve of heavy electrolyte determines (along with the zinc) the total energy capacity of the fuel cell.

Advantages of the ZAFC technology

The principal advantages a ZAFC has over other fuel cell and battery technologies include its high specific energy and longer run time, its low cost of fabrication and operation, and its simple siting and refueling characteristics. High specific energy means that the ZAFC has a longer run time and higher power relative to its weight than most other fuel cell and battery technologies. When compared to lead-acid batteries, ZABs and ZAFCs are capable of up to eight times as much energy per unit mass and are non-combustible and long life. ZAFC's low cost of fabrication is due to a low operating temperature (which allows lower cost and easily molded plastics to be used in the casing) and the avoidance of costly membrane metals such as platinum. In addition, the abundance of both zinc and electrolyte (and the possibility of recycling the Zinc Oxide through a simple process), help to reduce the cost of fuel. Finally, a patented feeder design allow ZAFCs to operate at constant power and voltage without a risk of clogging.

Markets

Polymer electrolyte membrane ("PEM") fuel cell based prototypes have been tested in a variety of applications, and it is generally accepted that the markets will evolve as follows, due to the limitations of the conventional PEM fuel cell:

1.     First to Market - Occasional use products, such as generator and battery substitutes for industrial, residential, and personal back-up power solutions, with low operating lifetime requirements. Examples:

  Portable generators

  Emergency and portable power packs

  Uninterruptible Power Supply ("UPS") back-up (PC's, Servers, Data Centres)

  Telecom, Utility and Cable TV back-up

  Residential back-up for Power Outages

  Apartment back-up for Power Outages

  Commercial Building back-up

2.     Next to Market - Intermittent use products, such as longer running generators and light mobility vehicles, requiring longer operating lifetimes (i.e., 10,000 hours and over) and on-board fuel storage and re-fueling logistics. Examples:

  Alternate Power Units ("APU's") that provide non-drive train power for trucks, boats, RV's, and Military vehicle.

  Seasonal (i.e., cabins, cottages) and special events power supply units.

  Light mobility fleet units such as forklifts, golf carts, scooters, airport ground support vehicles, military vehicles, small hybrid vehicles.

3.     Last to Market - Continuous use products requiring operating lifetimes to 40,000 hours and fuel infrastructure support in place. Examples:

  Co-Generation - residential or commercial heating and electricity supply using the existing natural gas (or other) infrastructure and reformers.

  Grid replacement products.

  Grid peaker products.

  Automobiles

  Buses

While Power Air has some inherent advantages over PEM fuel cells, the key factor in chronologically ordering these markets (i.e. operating life) is a challenge faced by ZAFC units as well.

Competition

PAT's competitors in the fuel cell industry include Fuel Cell Energy, Inc., Arotech Corporation, Avista Laboratories, Inc., Hydrogenics and Plug Power Inc. In addition, PAT will be attempting to displace incumbent technology such as lead-acid batteries and internal combustion engines in many of the markets it enters. Fuel cells have been presented as the technology base for power solutions, without the limitations of batteries and engines, however conventional PEM fuel cells are costly to produce and operate, and the fuel (hydrogen) is difficult to distribute and store. These limitations have made commercialization of products powered by conventional PEM fuel cells difficult if not impossible at present:

Conventional PEM Characteristic

Disadvantage/Limitation

  Low temperature requires expensive catalysts such as platinum and membranes.

  Containment of hydrogen gas in fuel cell requires customized manufacturing.

  High sensitivity to fuel impurities requires high grade hydrogen (i.e., 99.995% purity).

  High pressure hydrogen fuel storage presents shipping, siting and storage issues.

  Hydrogen fuel is mainly fossil fuel based.

  Indoor installation of the fuel cell is possible, however high pressure storage of the fuel means costly renovations to the installation site.

  Low pressure hydrogen fuel storage via metal hydrides allows indoor use.

  Hydrogen fuel burns with no colour (i.e., invisible flame); it is flammable and explosive.

  Reliability & durability have yet to be determined/proven; failure rates high.

  Drying out of the membrane requires start-up/exercising.

  Water is a by-product, which requires management/disposal.

  Operating and shelf life time hours are still minimal.

  PEM fuel cells dramatically de-rate at high temperatures and altitudes.

  Too expensive to manufacture to compete with batteries and engines.

  Expensive sealing equipment and processes add to expense of manufacturing.

  High grade hydrogen expensive to supply; difficult to achieve with reformers.

   High cost fuel solution prevents competitive offering compared to batteries/engines.

  Contributes to Greenhouse Gas Emissions.

  Contributes to the difficulty and inability to compete economically with batteries for applications requiring indoor power.

  Metal hydride technology is costly & immature with refill logistics issues.

  Presents logistics issues to fire marshals, risk managers, and insurance companies.

  Difficult to compare with incumbent batteries/engines; known failure rates.

  On-going maintenance means increased operating costs.

  Water management has to be built into the product design.

  Difficult to compete with incumbents.

  Not yet ready for many commercial applications requiring longer life.

  Cooling of PEM fuel cell based products adds expense.

  Currently, batteries and engines provide reasonable power solutions in a broad number of markets and applications, however both technologies have limitations:

Batteries

Engines

Strengths:

Strengths:

   Accepted solution
   Reliable, quality power
   Instant power w/o start-up
   Emissions free
   Quiet
   Indoor use
   Reasonable capital cost

   Accepted Solution
   Accepted fuels and distribution
   Long run time (i.e., re-fueling)
   Reasonable footprint
   Low capital cost

Limitations:

Limitations:

   Heavy, large volume
   Re-charge vs. re-fuel
   High Operating Costs (maintenance req'd)
   High/low temperatures de-rating
   Variable lifetime
   Toxic, hazardous waste
   Gradual power loss

   Heavy
   Noisy
   Polluting
   Outdoor use only
   Limited ability to site
   Unreliable power source
   Exercising requirements

  Fuel cell research and development operations have been underway within PAT for some time. In 2001 PAT completed its formal working procedures with LLNL for the research and development and design of advanced prototypes through a series of Cooperative Research and Development Agreements. While working with the LLNL, PAT completed the first two phases of its design and development plans. Since acquiring PAT in September of  2005, the Company has been setting up facilities outside of LLNL (offices in Vancouver, Canada and Livermore, California), hiring a senior management team, and refining its short term go-to-market strategy (Phase 3).

Phase 1:

 Establish the design, development, and commercialization program and structures with the United States Department of Energy - LLNL.

Phase 2:

 Engineer, demonstrate and test a 6-cell (300 watt) and 12-cell (600 watt) zinc/air fuel cell to use as platform base for production prototypes for various power applications.

Phase 3:

  Develop 1.5 KW to 5 KW production prototypes for emergency portable and stationary  generators. Partner with Original Equipment Manufacturers ("OEM") to bring commercial products based on PAT fuel cells to market. Investigate extending applications to telecoms etc. via additional OEMs.

Phase 4:

 Develop 0.25 KW to 4 KW production prototypes for power sources and packs for Alternative Power Units in trucks, RV's, etc, and small light vehicles for off/on-road applications.

Phase 5:

 Develop 4 KW to 10 KW production prototypes for power sources and packs for mobile and stationary gen-sets, small buses, and small light vehicles for off/on-road applications.

Phase 6:

 Develop 30 KW to 200 KW production prototypes for commercial power sources for stationary UPS and for local and large highway buses and van sized fleet delivery vehicles.

Phase 7:

 Development production prototypes for large-scale (1 to 5 MW) stationary applications.

Phase 8:

  Develop 3 kg/day and 80 kg/day Zinc Regeneration/Refueling System and Sub-license and integrate the electromagnetic mechanical battery (EMB) flywheel power system as an integrated power peaking and UPS component for all stationary and mobile applications requiring a flywheel power system.

  The Company will focus resources on first to market applications offering its exclusive technology to OEM's serving those markets. ZAFC hopper and cell size and configuration can be customized to meet OEM end-user product requirements. The Company will support the OEM systems integration/ product development/codes & standards/testing/siting activities and participate with OEMs in end-user field trials.

  The Company will establish fuel cell manufacturing/assembly capability and support the OEM's in the distribution and service of the end-user products. Partnering with OEM's will reduce the time required to commercialize PAT's ZAFC technology as it will:

    Leverage the OEM's market intelligence, specifications requirements, systems integration, and product development expertise.

    Leverage the OEM's customer base for field trial activities and feedback.

    Leverage the OEM's product design, certification, and regulatory approval expertise.

    Leverage the OEM's marketing, sales, distribution, installation, and service capabilities.

  By partnering with OEM's, the Company will avoid duplicating costly, already existing OEM manufacturing, distribution, service and support infrastructures, and will focus on cost reduction and improvement of it's core technology offering.  The Company also intends to partner with a Fuel Solution Business Partner, collaborating with this partner to implement the fuel supply, distribution, siting, re-fuelling logistics, and re-cycling business model.

  Timelines

  The basic research and development, including proof of concept, on the zinc air fuel cell technology is complete. Several 6-volt 300-Watt prototypes have been built and tested successfully. While ZAFC technology has a wide range of applications, PAT will focus its attention on replacing battery and genset products in the emergency power and back-up power markets in the near term.

  Further commercialization will depend on how quickly the markets evolve and (in some of the larger scale projects) on the scalability of the ZAFC technology itself.

  Development of the Phase 3 product will occur in three sub-phases. Whether the time frames on these phases are additive or some can be completed in parallel depends on the level of difficulty encountered in working with suppliers, bringing aboard staff, achieving targeted performance, etc.

  Phase A (1-3 Months) - underway: Building of multiple 6 Cell / 300W rated / 500W peak  and singles cell prototypes with original or new suppliers of pumps, air electrodes, current capture mesh, cell stacks, etc. Extensive testing with third party for cold start, altitude, on/off, operating life and interim shelf-life. This will allow for completion of the Product Spec sheet with which OEM's will be approached.

  Phase B (3-6 Months): Redesign of prototype for 6 or 12 Cell Multi-stack system / 1.5kW to 2.4kW rated / 2.5kW to 4.0kW peak. Documentation of fabrication process and identification of top 2-3 suppliers for each component and cost reduction factors. The unit should be refuelable while in operation with low risk of splash/drip of caustic fluids and no-risk of shorting through zinc supply; Units will be needed for extensive testing - both internally and via third parties to satisfy OEMs; additional units will be needed for demo and OEM siting/integration purposes.

  Phase C (6-12 Months): Subsequent redesigns of the prototype to improve "fit" with OEM (i.e. additional functionality or interfaces), to improve reliability, and to reduce cost of fabrication; Negotiation with suppliers for parts evolution and volume pricing; These units will be sited at OEM "Customer" locations for field trials in addition to undergoing rigorous testing both internally and at applicable standards/safety organizations; There may be several "sub" iterations within Phase C; Ultimately this will lead to the first certified/commercial release;

  Results of Operations - Three Months Ended December 31, 2005 ("2005") Compared to the Three Months Ended December 31, 2004 ("2004")

  The following table sets forth our consolidated loss from operations during the three months ended December 31, 2005 and 2004.

  Loss From Operations

 Three Months Ended
December 31, 2005
(unaudited)

 Three Months Ended
December 31, 2004
(unaudited)

Revenue

$

-

$

-

General and administrative

432,166

95,998

License fee

18,750

12,500

Interest expense

-

10,222

Loss from operations

$

(450,916)

$

(118,720)

  Prior to the completion of the PAT Acquisition on September 30, 2005, the operations of PAT only focused on raising funds through a reverse merger with a public company, settling outstanding debt and maintaining its license with LLNL. The above net loss does not include any of the previous operations associated with mineral exploration activity.

  The following discussion highlights some of the more significant items included in the foregoing table.

  We recorded a net loss of $451,000 for 2005 as compared to a net loss of $119,000 for 2004. The increase in net loss was due to the ramping up of operations from a dormant, maintenance stage to a fully operational stage. During the quarter ended December 31, 2005, the Company hired all of the key management team members, developed the product development and go to market strategy, completed the remainder of a $2,000,000 financing and established the Company's operational facilities in Livermore, California, and at the National Research Council in Vancouver, Canada. General and administrative expenses totalled $432,000 for 2005 as compared to $96,000 for 2004. Included in general and administrative expenses for 2005 is fees and salaries relating to all of the Company's consultants, directors and employees totalling $210,000, as compared to $96,000 in 2004. Travel related expense was $61,000 for 2005 compared to nil in 2004. Professional fees were $96,000 in 2005 as compared to nil in 2004. The increase in professional fees relate to the audit and one-time legal costs associated with establishing contracts and assistance in meeting SEC filing requirements initially. The remaining $65,000 of general and administrative costs for 2005 was for telephone, rent, office and regulatory fees as compared to nil in 2004. Included in net loss is license fees of $18,750 relating to the quarterly accrual for annual license fees as compared to $12,500 for 2004. In 2004 there was interest accruing on debts owing to various related parties and creditors totalling $10,222 where no such amounts were owing for 2005.

  Liquidity and Capital Resources

  The Company is a development stage company as defined by Statement of Financial Accounting Standards ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises". As a development stage company management devotes most of its activities in developing a market for the Company's products. The Company is presently in its developmental stage and currently has no sources of revenue to provide incoming cash flows to sustain future operations. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to enter into OEM joint venture agreements, to raise additional equity financing and generate revenue, cash flow and attain profitable operations. Management has plans to seek additional capital through equity offerings. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at December 31, 2005, the Company had cash and cash equivalents of $1,107,266, a working capital surplus of $1,075,606 and accumulated losses of $7,181,595 since inception. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. We anticipate that we will require an additional $1,500,000 to complete our business plan for the next 12 months and to provide working capital for our operating activities. We plan to raise significant additional equity financing in time to complete our go to market strategy.

  We have not declared or paid cash dividends on our shares since incorporation and do not anticipate doing so in the foreseeable future.

  New Accounting Pronouncements

  In June 2005 the Emerging Issues Task Force ("EITF") issued No. 05-6, "Determining the Amortization Period for Leasehold Improvements" ("EITF 05-6"). The pronouncement requires that leasehold improvements acquired in a business combination or purchase subsequent to the inception of the lease should be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the acquisition of the leasehold improvement. This pronouncement should be applied prospectively. The Company does not have unamortized leasehold improvements from acquisitions or business combinations and, therefore, does not believe this pronouncement will have an impact in its financial results.

  In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

  In December 2004, FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Non-monetary Transactions", is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position. In December 2004 the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, "Share Based Payment". SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. Management is currently evaluating the impact of the adoption of this standard on the Company's results of operations and financial position.

  In March 2005 the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB 107") to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during its implementation of SFAS 123R.

  Item 3.  Controls and Procedures

  As of the end of the fiscal year ended September 30, 2005 and the quarter ended December 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the U.S. Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures, designed to ensure that information related to a department and our consolidated subsidiaries is recorded, processed and reported timely and is accumulated and made known to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures, were not effective in light of the material weakness described below. We were advised by Dale Matheson Carr-Hilton LaBonte, Chartered Accountants, , our independent auditors, that during their performance of audit procedures related to our financial statements for the fiscal period ended September 30, 2005, they identified a "material weakness" in our internal controls as defined in Statement on Auditing Standards No. 60, "Communication of  Internal Control Related Matters Noted in an Audit" ("SAS 60"). As defined by SAS 60, a material weakness is "a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by errors or fraud in amounts that would be material in relation to the consolidated financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions." The material weakness related to two large post-closing adjustments recorded by the Company relating to the value and classification of common shares issued under the Share Exchange Agreement. This weakness in the communication, analysis and review elements of our financial accounting function could prevent our reasonable assurance that financial information is processed and reported timely. We are in the process of reviewing and strengthening our internal control procedures and intend to pursue remedial actions to ensure all aspects of our financial statement processes reflect full compliance with U.S. generally accepted accounting principles.

  Our disclosure controls and procedures are designed to ensure that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met under all potential conditions, regardless of how remote, and may not prevent or detect all error and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been prevented or detected.

  We continue to improve and refine our internal controls as an ongoing process. Other than as summarized above, there have been no changes in our internal controls over financial reporting or other factors that have materially affected, or are reasonably likely to materially affect, our internal controls

  .

  PART II - OTHER INFORMATION

Item 1. Legal Proceedings

  We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest. The outcome of open unresolved legal proceedings is presently indeterminable. Any settlement resulting from resolution of these contingencies will be accounted for in the period of settlement. We do not believe the potential outcome from these legal proceedings will significantly impact our financial position, operations or cash flows.

Item 2. Unregistered Sales of Registered Securities and Use of Proceeds

  We completed our private placement of 3,167,986 units of the Company on September 30, 2005 and on November 30, 2005, respectively, to a total of 102 purchasers, at a subscription price of $0.65 per unit, for total gross proceeds of $2,059,191, with each such unit being comprised of one common share and one non-transferable share purchase warrant of the Company, and with each such warrant being exercisable for one additional common share of the Company for a period of two years from the date of issuance thereof at an exercise price of $1.00 per warrant common share. We completed the offering to all but nine persons pursuant to Regulation S and Section 4(2) of the United States Securities Act of 1933, as amended (the "Securities Act"). These persons purchasing units pursuant to Rule 903(a) and (b)(3) of Regulation S represented to us that they resided outside of and were not citizens of the United States. Those nine individuals, who are residents of the United States, purchased units pursuant to Rule 506 of Regulation D of the Securities Act and represented their intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends have been affixed to the share and warrant certificates issued to these eight purchasers in accordance with Rule 144. As to the balance of the 94 purchasers, we did not engage in a distribution of this offering in the United States. Each such purchaser represented their intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends have been affixed to the share and warrant certificates issued to each such purchaser in accordance with Regulation S. Each investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

  The name of the Company was changed to Power Air Corporation pursuant to a Form 14A filed with the SEC on November 9, 2005. A majority of shareholders lf the Company approved this name change on December 20, 2005, which name change then became effective on December 21, 2005.

Item 5. Other Information

None

  Item 6. Exhibits

Exhibit No,.

 Exhibit Description

Articles of Incorporation and Bylaws

3.1

Articles of Incorporation(1)

3.2

Bylaws(1)

Material contracts

10.1

Share Exchange Agreement among the Company, the Vendor, Power Air, the HDH Group and Mr. Haley, dated for reference effective on August 22, 2005.(2)

10.2

Stephen Williams Services Contract between the Company and Stephen Williams, dated for reference effective on October 1, 2005.(2)

10.3

Sales and Marketing Employment Agreement among the Company, Power Air and Donald Ceci, dated for reference effective on October 3, 2005.(2)

10.4

Corporate Development Employment Agreement among the Company, Power Air and Remy Kozak, dated for reference effective on October 3, 2005.(2)

Subsidiaries of small business issuer

21.1

Power Air Tech, Inc. - incorporated in Delaware.

21.2

Power Air (Canada) Corp. - incorporated in British Columbia, Canada.

Certifications

31.1

  Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 10, 2006.(3)

32.1

  Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 10, 2006.(3)

    Previously filed with the SEC as an exhibit to our Registration Statement on Form SB-2 as originally filed with the SEC on December 2, 2004.

    Previously filed with the SEC as an exhibit to our Current Report on  Form 8-K as originally filed with the SEC on October 7, 2005.

    Filed herewith.

  SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 10, 2006.

 POWER AIR CORPORATION

 Per:

 /s/"Stephen Williams"

 ___________________________
Stephen Williams, President  Chief Executive Officer,
 Principal Executive Officer and a director
Date: February 10, 2006

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Per:

 /s/"Stephen Williams"
 ___________________________
Stephen Williams, President  Chief Executive Officer,
 Principal Executive Officer and a director
Date:  February 10, 2006

 Per:

 /s/"Donald M. Prest"
 ___________________________
Donald M. Prest, Secretary, Treasurer,
Chief Financial Officer and Principal Accounting Officer
Date: February 10, 2006

  Exhibit 31.1

  CERTIFICATION

  I, Stephen Williams, the Chief Executive Officer of Power Air Corporation, certify that;

    I have reviewed this Report on Form10-QSB for the period from September 30, 2005 to December 31, 2005 of Power Air Corporation;

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

  Date:         February 10, 2006.

             /s/"Stephen Williams"

  ___________________________________

  By:        Stephen Williams

  Title:     Chief Executive Officer

  CERTIFICATION

  I, Donald M. Prest, the Chief Financial Officer of Power Air Corporation, certify that;

  (1) I have reviewed this Report on Form10-QSB for the period from September 30, 2005 to December 31, 2005 of Power Air Corporation;

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

  Date:         February 10, 2006.

            /s/"Donald M. Prest"

  ___________________________________

  By:        Donald M. Prest

  Title:     Chief Financial Officer

  Exhibit 32.1

  CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

  PURSUANT TO

  18 U.S.C. SECTION 1350,

  AS ADOPTED PURSUANT TO

  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  The undersigned, Stephen Williams, the Chief Executive Officer of Power Air Corporation, and Donald M. Prest, the Chief Financial Officer of Power Air Corporation, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Report on Form 10-QSB of Power Air Corporation, for the period from September 30, 2005 to December 31, 2005, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and that the information contained in the Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Power Air Corporation.

  Date:  February 10, 2006

 /s/"Stephen Williams"
__________________________________

 Stephen Williams
President, Chief Executive Officer,
 Principal Executive Officer and a director

 /s/"Donald M. Prest"
__________________________________

 Donald M. Prest
Secretary, Treasurer, Chief Financial Officer
and Principal Accounting Officer

  A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signatures that appear in typed form within the electronic version of this written statement required by Section 906, has been provided to Power Air Corporation and will be retained by Power Air Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

  Plan of Commercialization