Form 10QSB
period 2006-03-31
POWER AIR CORP
filed 2006-05-15
CIK 1310261

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 ☒

 Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2006

 ☐

 Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from _____ to _____

Commission File Number: 000-51256

POWER AIR CORPORATION

(Name of small business issuer in its charter)

NEVADA

N/A

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

4777 Bennett Drive, Suite E, Livermore, CA

94551

(Address of principal executive offices)

(Zip Code)

(925) 960-8777

Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒
   No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐
   No  ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  43,000,646 shares of common stock as of May 12, 2006.

Transitional Small Business Disclosure Format (check one):  Yes  ☐
   No  ☒

POWER AIR CORPORATION

Quarterly Report On Form 10-QSB

For The Quarterly Period Ended

March 31, 2006

FORWARD-LOOKING STATEMENTS

This Form 10-QSB for the quarterly period ended March 31, 2006 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, our annual report on Form 10-KSB for the transition period from June 30, 2005 to September 30, 2005. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this prospectus. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

The following unaudited consolidated interim financial statements of Power Air Corporation are included in this Quarterly Report on Form 10-QSB:

Page

Interim Consolidated Balance Sheets as at March 31, 2006 and September 30, 2005

3

Interim Consolidated Statements of Operations for the three and six months ended March 31, 2006 and 2005 and for the period from incorporation (October 15, 1997) to March 31, 2006

4

Interim Consolidated Statements of Cash Flows for the six months ended March 31, 2006 and 2005

5

Interim Consolidated Statement of Stockholders' Equity for the period from incorporation (October 15, 1997) to March 31, 2006

6

Notes to Interim Consolidated Financial Statements

7

Power Air Corporation

(formerly Fortune Partners, Inc.)

(A Development Stage Company)

Interim Consolidated Balance Sheets

(Expressed in US dollars)

(Unaudited)

 March 31,
2006
$

 September 30,
2005
$

ASSETS

Current Assets

Cash and equivalents

497,278

1,040,998

Other current assets

138,219

21,965

Total Current Assets

635,497

1,062,963

Property and Equipment (Note 5)

78,800

-

Total Assets

714,297

1,062,963

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable

67,106

70,302

Accrued liabilities

22,485

207,655

Total Liabilities

89,591

277,957

Commitments and Contingencies (Notes 1 and 8)

Subsequent Events (Note 11)

Stockholders' Equity

Common Stock, 375,000,000 shares authorized, $0.001 par value, 43,000,646 and 41,894,729 shares issued and outstanding, respectively

43,000

41,894

Additional Paid in Capital

8,275,430

7,635,641

Subscription Receivable

-

(161,850)

Deficit Accumulated During the Development Stage

(7,693,724)

(6,730,679)

Total Stockholders' Equity

624,706

785,006

Total Liabilities and Stockholders' Equity

714,297

1,062,963

(The accompanying notes are an integral part of the consolidated financial statements)

Power Air Corporation

(formerly Fortune Partners, Inc.)

(A Development Stage Company)

Interim Consolidated Statements of Operations

(Expressed in US dollars)

(Unaudited)

 Three
Months
Ended
March 31,
2006
$

 Three
Months
Ended
March 31,
2005
$

 Six Months
Ended
March 31,
2006
$

 Six Months
Ended
March 31,
2005
$

 From
October 15, 1997
(Date of Inception)
to March 31,
2006
$

Revenue

-

-

-

-

-

Operating Expenses

Depreciation

4,223

-

5,697

-

5,697

Development and engineering

98,936

-

115,936

-

2,038,123

General and administration

260,567

95,998

547,232

191,997

5,006,080

    Investor relations and corporate
development

58,851

-

120,953

-

120,953

License fees

27,240

15,625

45,990

31,250

283,533

Marketing and selling

62,313

-

127,237

-

127,237

Total Operating Expenses

512,130

111,623

963,045

223,247

7,581,623

Loss from Operations

(512,130)

(111,623)

(963,045)

(223,247)

(7,581,623)

Other Expense

Interest

-

(10,222)

-

(20,445)

(112,101)

Net Loss For the Period

(512,130)

(121,845)

(963,045)

(243,692)

(7,693,724)

Net Loss Per Share - Basic and Diluted

(.01)

-

(.02)

-

Weighted Average Shares Outstanding

42,988,000

39,817,000

42,623,000

39,817,000

(The accompanying notes are an integral part of the consolidated financial statements)

Power Air Corporation

(formerly Fortune Partners, Inc.)

(A Development Stage Company)

Interim Consolidated Statements of Cash Flows

(Expressed in US dollars)

(Unaudited)

 Six Months
Ended
March 31,
2006
$

 Six Months
Ended
March 31,
2005
$

Cash Flows Used In Operating Activities

Net loss for the period

(963,045)

(243,692)

Adjustments to reconcile net loss to cash used in operations

Amortization

5,697

-

Change in operating assets and liabilities:

Increase (decrease) in other current assets

(116,254)

25,000

(Decrease) in accounts payable

(3,196)

-

(Decrease) in accrued liabilities

(185,170)

-

Net Cash Used in Operating Activities

(1,261,968)

(218,692)

Cash Flows To Investing Activities

Purchase of property and equipment

(84,497)

-

Cash Flows From Financing Activities

Proceeds from subscriptions received for common stock

880,696

-

Share issuance costs

(77,951)

-

Advances from a related party

-

218,465

Net Cash Flows Provided By Financing Activities

802,745

218,465

Decrease in Cash and Equivalents

(543,720)

(227)

Cash and Equivalents - Beginning of Period

1,040,998

707

Cash and Equivalents - End of Period

497,278

480

Supplemental Disclosures

Interest paid

-

-

Income taxes paid

-

-

Non-cash Investing and Financing Activities

-

-

(The accompanying notes are an integral part of the consolidated financial statements)

Power Air Corporation

(formerly Fortune Partners, Inc.)

(A Development Stage Company)

Interim Consolidated Statement of Stockholder's Equity

From October 15, 1997 (Date of Inception) to March 31, 2006

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

1,105,917

1,106

717,740

-

-

718,846

Share issuance costs

-

-

(77,951)

-

-

(77,951)

Net loss for the period

-

-

-

-

(963,045)

(963,045)

Balance, March 31, 2006

43,000,646

43,000

8,275,430

-

(7,693,724)

624,706

(The accompanying notes are an integral part of the consolidated financial statements)

Power Air Corporation

(formerly Fortune Partners, Inc.)

(A Development Stage Company)

Notes to the Interim Consolidated Financial Statements

(Expressed in US dollars)

(Unaudited)

1.   Nature of Operations, Re-capitalization and Continuance of Business

Power Air Corporation (the "Company" or "PAC") (formerly Fortune Partners, Inc. or "FPI") was incorporated in the State of Nevada on August 26, 2004. Pursuant to a Share Exchange Agreement (the "Agreement") dated September 30, 2005, the Company acquired all of the issued and outstanding shares of Power Air Tech, Inc. ("PAT") and issued, in total, 22,617,275 common shares to the shareholder of PAT, the Chief Operating Officer of PAT and the majority of creditors of PAT resulting in PAT shareholders and related parties and creditors gaining a 57% control position of PAC (collectively the "PAT Acquisition"). Prior to the PAT Acquisition, the Company's principal business was the acquisition and exploration of mineral properties (Note 3). The Company has not determined whether its mineral properties contain mineral reserves that are economically recoverable and has not been active exploring these properties since July, 2005. As such, the PAT Acquisition by the Company, is considered a re-capitalization of PAT and PAT is considered the acquirer for accounting and financial reporting purposes. The consolidated financial statements include the accounts of the Company since the PAT Acquisition on September 30, 2005, and the historical accounts of PAT since the date of its inception, October 15, 1997. All significant intercompany balances and transactions have been eliminated upon consolidation. The name of the combined company was changed on December 21, 2005 to Power Air Corporation pursuant to a Form 14A proxy/consent statement which was filed by the Company with the United States and Securities Commission (the "SEC") on November 9, 2005 and approved by a majority of the Company's shareholders on December 20, 2005.

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

b)     issued 4,545,456 restricted common shares, at an estimated fair value of $0.5525 per share (after a 15% discount to the established fair market price of $0.65) to PAT's Chief Operating Officer in connection with his ongoing commitment to build out a successful public company and to serve as the Executive Chairman of the Company after the closing of the Share Exchange Agreement. As there was no contract in place for the Chief Operating Officer and there were no escrow provisions in place to restrict his ability to own or dispose of the restricted common shares, the Company charged $2,511,364 to operations as at September 30, 2005;

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

Power Air Corporation

(formerly Fortune Partners, Inc.)

(A Development Stage Company)

Notes to the Interim Consolidated Financial Statements

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

Between August 22, 2005 and September 30, 2005 the Company received common stock subscriptions for 2,077,454 units at a price of $0.65 per unit for total proceeds and subscriptions receivable of $1,350,345. The subscriptions receivable were received in October 2005. These units were issued on September 30, 2005. During the quarter ended December 31, 2005 the Company received common stock subscriptions for an additional 1,090,532 units at a price of $0.65 per unit for total additional proceeds of $708,846. These units were issued on November 30, 2005. On March 15, 2006 the Company received a common stock subscription for an additional 15,385 units at a price of $0.65 per unit for total additional proceeds of $10,000. These units were issued on March 15, 2006. Total units issued were 3,183,371 and total proceeds received was $2,069,191. A total of $230,486 of share issuance costs were incurred including $30,000 of legal costs and $202,586 of finder's fees. Each unit consisted of one common share and one share purchase warrant. Each warrant entitles the holder to purchase an additional share of common stock at a price of $1.00 per share for a period of two years from the date of issuance. (See Note 7(a)).

The Company is a development stage company as defined by Statement of Financial Accounting Standards ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises". In a development stage company, management devotes most of its activities in developing a market for its products. The Company is presently in its developmental stage and currently has no sources of revenue to provide incoming cash flows to sustain future operations. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to enter into Original Equipment Manufacturer ("OEM") joint venture agreements, to raise additional equity financing and generate revenue, cash flow and attain profitable operations. Management has plans to seek additional capital through equity offerings. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at March 31, 2006, the Company has a working capital surplus of $545,906 and accumulated losses of $7,693,724 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

FPI's SB-2 Registration Statement with the United States Securities and Exchange Commission was declared effective on April 22, 2005. Pursuant to this Registration Statement FPI registered 10,290,000 shares of common stock (which has been adjusted for the Company's 3.75 new for one old share subdivision which was completed in July, 2005) for resale by existing stockholders of FPI. FPI's Registration Statement was withdrawn by the Company on August 22, 2005 in conjunction with the Company's then agreement in principle to acquire PAT. FPI did not receive any proceeds from the resale of shares of common stock by the selling stockholders. FPI made application with the North American Securities Dealers to obtain a trading symbol, which was obtained on June 8, 2005. FPI's trading symbol was "FTPI". The Company filed a Form 14A with the SEC on November 9, 2005 to change its name to Power Air Corporation and to change its symbol. On December 20, 2005 a majority of the Company's shareholders approved the name change which was then made effective on December 21, 2005. The trading symbol is now "PWAC".

Subsequent to March 31, 2006, on April 24, 2006, the Board of Directors approved a private placement of up to 2,525,254 units at $1.10 per unit for net proceeds of up to $2,500,000 net of a 10% finder's fee. The Company has raised $1,692,900 pursuant to subscriptions received and will issue, as a result, a total of 1,539,000 units at $1.10 per unit.

Power Air Corporation

(formerly Fortune Partners, Inc.)

(A Development Stage Company)

Notes to the Interim Consolidated Financial Statements

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

d)     Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For all periods presented the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

e)     Research and Development Expenditures

Due to the Company's lack of revenues and forecast of significant capital required to develop a market for its products, the net realizable value of prototype material and intangible assets is not reasonably determinable. Accordingly, all research and development expenditures under Cooperative Research and Development Agreement (CRADA) contracts, including the costs of prototype material and the cost of obtaining intangible assets such as patents, have been charged to operations.

f)     Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Power Air Corporation

(formerly Fortune Partners, Inc.)

(A Development Stage Company)

Notes to the Interim Consolidated Financial Statements

(Expressed in US dollars)

(Unaudited)

2.   Summary of Significant Accounting Policies (continued)

g)     Mineral Properties

Prior to the Share Exchange Agreement, the Company was in the exploration stage since its formation on August 26, 2004 and had not realized any revenues from its originally planned operations. Mineral property acquisition and exploration costs were charged to operations as incurred. If it is to be determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property will be capitalized. Such costs will be amortized using the units-of-production method over the estimated life based of proven and probable mineral reserves. Since we are also an exploration stage company there is no assurance that a commercially viable mineral deposit exists on any of our properties, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future exploration is determined. WE have no known reserves of any type of mineral. To date, we have not discovered an economically viable mineral deposit on the mineral property, and there is no assurance that we will discover one.

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

The Company has not generated any revenue since inception on October 15, 1997. The Company plans to receive funding from OEM's to engineer products to OEM specifications. The Company then plans to receive license and product fees under OEM contracts. Revenue recognition will be specific to the terms of the contracts and will thus be determined in a later period.

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

Power Air Corporation

(formerly Fortune Partners, Inc.)

(A Development Stage Company)

Notes to the Interim Consolidated Financial Statements

(Expressed in US dollars)

(Unaudited)

2.   Summary of Significant Accounting Policies (continued)

l)     Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company's employee stock options was less than the market price of the underlying common stock on the date of grant. The Company also had  adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123") and SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure. In March 2005 the SEC issued SAB No. 107, Share-Based Payment ("SAB 107") which provides guidance regarding the interaction of SFAS 123R and certain SEC rules and regulations. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R "Share Based Payments" using the modified retrospective transition method. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. The Company has estimated the fair value of each award as of the date of grant or assumption using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company's stock price. Although the Black-Scholes model meets the requirements of SFAS 123R and SAB 107, the fair values generated by the model may not be indicative of the actual fair values of the Company's awards, as it does not consider other factors important to those share-based payment awards, such as continued employment, periodic vesting requirements, and limited transferability.

The Company has had no outstanding stock options or unvested share based payments as of this date. Accordingly, there was no effect on the Company's previously reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

m)     Foreign Currency Transactions/Balances

The Company's functional and reporting currency is the United States dollar. Foreign currency transactions mainly occur in Canadian currency, and management has adopted SFAS No. 52, "Foreign Currency Translation". Monetary assets and liabilities denominated in Canadian dollars are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in Canadian currencies are translated at rates of exchange in effect at the date of the transaction. Any gain or loss on foreign currency translation is included in operations. To date, such amounts have not been significant.

n)     Property and Equipment

Amortization is provided on all property and equipment utilizing the straight line method and amortized to operations over their estimated useful lives of five years.

Power Air Corporation

(formerly Fortune Partners, Inc.)

(A Development Stage Company)

Notes to the Interim Consolidated Financial Statements

(Expressed in US dollars)

(Unaudited)

2.   Summary of Significant Accounting Policies (continued)

o)     Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets, an Amendment of FASB Statement No. 140," (hereinafter "SFAS No. 156). This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially recorded at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140," (hereinafter SFAS No. 155). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid instrument that contains an embedded derivative that would otherwise require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

Power Air Corporation

(formerly Fortune Partners, Inc.)

(A Development Stage Company)

Notes to the Interim Consolidated Financial Statements

(Expressed in US dollars)

(Unaudited)

3.   Mineral Properties

On October 25, 2004 the Company acquired a 100% interest in the Tetrahedrite Silver Property (the "Property") located in the Skeena Mining Division. The Property is held in trust by the former President of the Company for the benefit of the Company and consists of 4 mineral claims representing 72 units. These claims are in good standing until July 2006. The Company completed a work program and assayed 78 samples in June of 2005. The Company is considering further exploration on these claims. We have no known reserves of any type of mineral. To date, we have not discovered an economically viable mineral deposit on the mineral property, and there is no assurance that we will discover one.

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

-

3,215

3,215

Accounts payable and accrued liabilities

(4,000)

(88,697)

(92,697)

Net liabilities assumed

75,010

(164,492)

(89,482)

5.   Property and Equipment

 Cost
$

 Accumulated
Amortization
$

 Net Carrying
Value
March 31,
2006
$

 Net Carrying
Value
September 30,
2005
$

Computer hardware

18,958

1,287

17,671

-

Computer software

5,063

208

4,855

-

Furniture and equipment

54,010

4,094

49,916

-

Leasehold improvements

6,465

107

6,358

84,496

5,696

78,800

-

Power Air Corporation

(formerly Fortune Partners, Inc.)

(A Development Stage Company)

Notes to the Interim Consolidated Financial Statements

(Expressed in US dollars)

(Unaudited)

6.   Related Party Transactions

a)     As of June 30, 2005, $2,173,045 was due to the sole shareholder of PAT. As a condition precedent to the Share Exchange Agreement this amount was forgiven, effective September 30, 2005, and treated as additional paid in capital.

b)     The former President of the Company holds the Company's interest in 4 mineral claims in trust for the benefit of the Company. The Company acquired these mineral properties for $10,000 on October 25, 2004.

c)     As of June 30, 2005 and June 30, 2004 $1,567,961 and $1,176,206, respectively, were due to PAT's acting Chief Operating Officer. The $1,567,961 amount was settled in connection with the re-capitalization by the issuance of 2,836,121 restricted common shares of the Company through the PAT Acquisition at an established fair market price of $0.5525 per share.

d)     As a condition precedent to the Share Exchange Agreement the Company was required to issue 4,545,456 restricted common shares, at an established fair value of $0.5525 per share, to PAT's acting Chief Operating Officer in connection with his ongoing commitment to build out a successful public company and to serve as the Executive Chairman of the Company after the closing of the Share Exchange Agreement. As there was no contract in place for the Chief Operating Officer and there were no escrow provisions in place to restrict his ability to own or dispose of the restricted common shares, the Company charged $2,511,364 to operations as at September 30, 2005.

e)     As at September 30, 2005 the Company accrued, and subsequently paid, a total of $85,680 of finder's fees to two senior officers of the Company, in connection with the Company's unit private placement on November 30, 2005.

f)     See Note 8 regarding commitments with related parties.

7.   Common Stock

a)     Unit Private Placement - $0.65

Between August 22, 2005 and September 30, 2005 the Company received common stock subscriptions for 2,077,454 units at a price of $0.65 per unit for total proceeds and subscriptions receivable of $1,350,345. The subscriptions receivable were received in October 2005. These units were issued on September 30, 2005.

During the quarter ended December 31, 2005 the Company received common stock subscriptions for an additional 1,090,532 units at a price of $0.65 per unit for total additional proceeds of $708,846. These units were issued on November 30, 2005.

On March 15, 2006 the Company received a common stock subscription for an additional 15,385 units at a price of $0.65 per unit for total additional proceeds of $10,000. These units were issued on March 15, 2006.

Total units issued was 3,183,371 and total gross proceeds received was $2,069,191. A total of $230,486 of share issuance costs were incurred including $30,000 of legal costs and $202,586 of finder's fees. Each unit consisted of one common share and one share purchase warrant. Each warrant entitles the holder to purchase an additional share of common stock at a price of $1.00 per share for a period of two years from the date of issuance.

b)     Warrants

As at March 31, 2006 a total of 3,183,371 warrants were issued in connection with the issuance of 3,183,371 units in the private placement completed on September 30, 2005 and November 30, 2005. These warrants are exercisable into one common share at an exercise price of $1.00 per share expiring either on September 30, 2007 or November 30, 2007, respectively.

Power Air Corporation

(formerly Fortune Partners, Inc.)

(A Development Stage Company)

Notes to the Interim Consolidated Financial Statements

(Expressed in US dollars)

(Unaudited)

7.   Common Stock (continued)

c)     Unit Private Placement - $1.10

Subsequent to March 31, 2006, on April 24, 2006, the Board of Directors approved a private placement of up to 2,525,254 units at $1.10 per unit for net proceeds of up to $2,500,000 net of a 10% finder's fee. The Company has raised $1,692,900 pursuant to subscriptions received and will issue, as a result, a total of 1,539,000 units at $1.10 per unit.

d)     SB-2 Registration Statement

FPI's SB-2 Registration Statement with the United States Securities and Exchange Commission was declared effective on April 22, 2005. Pursuant to this Registration Statement FPI registered 10,290,000 shares of common stock (which has been adjusted for the Company's 3.75 new for one old share subdivision which was completed in July, 2005) for resale by existing stockholders of FPI. FPI's Registration Statement was withdrawn by the Company on August 22, 2005 in conjunction with the Company's then agreement in principle to acquire PAT. FPI did not receive any proceeds from the resale of shares of common stock by the selling stockholders. FPI made application with the North American Securities Dealers to obtain a trading symbol, which was obtained on June 8, 2005. FPI's trading symbol was "FTPI". The Company filed a Form 14A with the SEC on November 9, 2005 to change its name to Power Air Corporation and to change its symbol. On December 20, 2005 a majority of the Company's shareholders approved the name change which was then made effective on December 21, 2005. The trading symbol is now "PWAC".

e)     Stock options

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company's employee stock options was less than the market price of the underlying common stock on the date of grant. The Company also had  adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123") and SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure. In March 2005 the SEC issued SAB No. 107, Share-Based Payment ("SAB 107") which provides guidance regarding the interaction of SFAS 123R and certain SEC rules and regulations. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R "Share Based Payments" using the modified retrospective transition method. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. The Company has estimated the fair value of each award as of the date of grant or assumption using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company's stock price. Although the Black-Scholes model meets the requirements of SFAS 123R and SAB 107, the fair values generated by the model may not be indicative of the actual fair values of the Company's awards, as it does not consider other factors important to those share-based payment awards, such as continued employment, periodic vesting requirements, and limited transferability.

The Company has had no outstanding stock options or unvested share based payments as of this date. Accordingly, there was no effect on the Company's previously reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

Power Air Corporation

(formerly Fortune Partners, Inc.)

(A Development Stage Company)

Notes to the Interim Consolidated Financial Statements

(Expressed in US dollars)

(Unaudited)

7.   Common Stock (continued)

e)     Stock options (continued)

On April 1, 2006 the Board of Directors adopted a comprehensive "2006 Stock Incentive Plan" to issue stock-based compensation, including stock options, to officers, directors, employees and consultants of the Company. Also on April 1, 2006 the Board of Directors passed a resolution to grant 2,050,000 stock options to certain officers, directors and employees. These options are exercisable at $0.65 per share pursuant to prior agreements entered into when the fair value of the common stock was approximately $0.65 per share, thus making them Qualifying Stock Options for tax purposes in Canada and the United States. These options expire two years from the date the stock options were agreed to. As at April 1, 2006 a total of 1,220,833 vested immediately and the balance vest as follows:

Quarter ended

#

September 30, 2006

387,500

December 31, 2006

387,500

March 31, 2007

54,167

8.     Commitments and Contingencies

PAT entered into a Limited Exclusive Patent License Agreement with the Regents of the University of California in March, 2001 (the "License Agreement"). Under the terms of the License Agreement the Company must prepay annual foreign filing fees and make minimum royalty payments of $100,000 for the year ended December 31, 2006 due on February 28th, being two months after the start of each calendar year and each year thereafter until either party terminates the License Agreement. The February 28, 2006 fee was paid. The License Agreement also provides for royalty payments ranging from 0.45% to 3.55% of net sales that incorporate the licensed ZAFC technology.

On October 17, 2005, the Company entered into a long-term office and laboratory/warehouse premises lease in Livermore, California. The term is for 30 months expiring October 31, 2008. The monthly base rent is $6,066 and the estimated monthly operating charge is $1,800 per month. On January 20, 2006 the Company entered into a long-term housing lease in Pleasanton, California. The term is for 24 months expiring January 31, 2008. The monthly rent is $2,595.

The Company entered into employment contracts with two officers of the Company on October 3, 2006. In total the annual commitment is $220,000 with a 90 day termination clause. The Company also entered into a services contract with the President and Chief Executive Officer on October 3, 2006 having an annual commitment of $150,000 which is guaranteed for one year expiring September 30, 2006. On January 3, 2006 the Company entered into an employment contract to hire a Director of Engineering. The annual commitment is $100,000 with a 90-day termination clause. In addition, pursuant to these four contracts, a total of 1,250,000 stock options is committed to be granted at an exercise price of $0.65 per share exercisable for two years from the date of grant. These options have not been granted. See Note 11(b) for stock options granted on April 1, 2006 pursuant to the above agreements.

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

Power Air Corporation

(formerly Fortune Partners, Inc.)

(A Development Stage Company)

Notes to the Interim Consolidated Financial Statements

(Expressed in US dollars)

(Unaudited)

10.  Income Taxes

Potential benefits of United States Federal income tax losses are not recognized in the accounts until realization is more likely than not. The Company has combined net operating losses carried forward totalling $2,328,908 for tax purposes which expire starting in 2020. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at September 30, 2005, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

 September 30, 2005
$

Net Operating Loss

2,328,908

Statutory Tax Rate

34%

Effective Tax Rate

-

Deferred Tax Asset

791,800

Valuation Allowance

(791,800)

-

11.  Subsequent Events

a)     Subsequent to March 31, 2006, on April 24, 2006, the Board of Directors approved a private placement of up to 2,525,254 units at $1.10 per unit for net proceeds of up to $2,500,000 net of a 10% finder's fee. The Company has raised $1,692,900 pursuant to subscriptions received and will issue, as a result, a total of 1,539,000 units at $1.10 per unit.

b)     On April 1, 2006 the Board of Directors adopted a comprehensive "2006 Stock Incentive Plan" to issue stock-based compensation, including stock options, to officers, directors, employees and consultants of the Company. Also on April 1, 2006 the Board of Directors passed a resolution to grant 2,050,000 stock options to certain officers, directors and employees. These options are exercisable at $0.65 per share pursuant to prior agreements entered into when the fair value of the common stock was approximately $0.65 per share, thus making them Qualifying Stock Options for tax purposes in Canada and the United States. A  total of 1,550,000 stock options expire two years from the date the stock options were agreed to and options to purchase 500,000 shares expire five years from the date the stock option was agreed to. As at April 1, 2006 a total of 1,220,833 vested immediately and the balance vest as follows:

Quarter ended

#

September 30, 2006

387,500

December 31, 2006

387,500

March 31, 2007

54,167

Item 2.         Management's Discussion and Analysis

As used in this quarterly report: (i) the terms "we", "us", "our", the "Company" and "PAC" mean Power Air Corporation and its wholly-owned subsidiaries, Power Air Tech, Inc. and Power Air (Canada) Corporation, unless the context otherwise requires; (ii) "Power Air Tech" and "PAT" mean our wholly owned subsidiary Power Air Tech, Inc.; (iii) "SEC" refers to the Securities and Exchange Commission; (iv) "Securities Act" refers to the Securities Act of 1933, as amended; (v) "Exchange Act" refers to the Securities Exchange Act of 1934, as amended; and (vi) all dollar amounts refer to United States dollars unless otherwise indicated.

The following discussion of our plan of operations, results of operations and financial condition as at and for the six months ended March 31, 2006 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the six months ended March 31, 2006 included in this quarterly report, as well as our annual report on Form 10-KSB for the transition period from June 30, 2005 to September 30, 2005 and Form 10-QSB for the quarterly period ended December 31, 2005.

Overview

Our Corporate History

On September 30, 2005, we acquired all of the issued and outstanding shares of Power Air Tech Inc.  As a result of such acquisition, we are a development stage company engaged in the business of developing, manufacturing and marketing of fuel cell based commercial products.

This acquisition represented a change in control of our Company.  The change in control, for accounting purposes, constitutes a re-capitalization of our Company and, therefore, the transaction has been accounted for as a reverse merger whereby Power Air Corporation is considered the acquired entity and the operations of PAT have become the continuing operations of the Company. Accordingly, the comparative amounts presented in our financial statements included herein for the six months ended March 31, 2005 are those of PAT.

Prior to the completion of the acquisition, the operations of PAT focused on raising funds through a reverse merger with a public company, settling outstanding debt and maintaining its license with Lawrence Livermore National Laboratory ("LLNL") in Livermore, California.  Accordingly, we did not have any significant operating results in the six months ended March 31, 2005.

The financial year end of PAT is June 30. We have, however, resolved to maintain our year end of September 30. As a result, we have filed with the SEC audited financial statements for the year ended June 30, 2005 and for the transition period from June 30, 2005 to September 30, 2005.

The discussion below does not include any of the previous operations associated with the Company's mineral exploration activity.  The Company is unlikely to pursue further exploration on these properties during fiscal 2006.  The Company's interest in these mineral properties may be sold or allowed to lapse.

Our Business

We are a development stage company engaged in the business of developing, manufacturing and marketing of fuel cell based commercial products. We hold the exclusive world-wide license for the development and commercialization of Zinc Air Fuel Cell  ("ZAFC") technology developed through an extensive joint collaboration effort with LLNL and the United States Department of Energy. We also have exclusive word-wide rights to a second LLNL patent pertaining to a low-cost process for recovering zinc and converting it to pellet form for reuse in the ZAFC system.  LLNL is a leading United States government research and development facility located in Livermore, California.

Our fuel cell technology is a metal oxide fuel cell using simple physical chemistry.  The ZAFC uses a combination of oxygen and zinc pellets in a liquid alkaline mixture to generate electricity. Residual zinc oxide created during this process can be recycled back into reusable zinc (via electrolysis) so that it can again be fed into the ZAFC stack.  Where desired, the "recycling" functionality can be combined with a ZAFC creating a zinc-air battery ("ZAB"). Alternatively, for applications where minimal downtime is desired, a standalone ZAFC can be refuelled simply by removing the spent zinc oxide and adding more zinc pellets.

The zinc-air fuel cell is constructed in a modular form of unit cells.  The cells are joined together in a fuel cell module that is connected to a storage tank (reservoir) containing electrolyte and discharge products.  Each cell contains a lightweight plastic frame, a current collector/mesh, and a paper-thin air electrode.  The plastic frame extends upwards to create a hopper which can hold additional zinc pellets that are fed into the cell as the Zinc is used up in the cell.

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

We currently plan to focus our resources on the delivery of one initial OEM module to market. This module will initially be targeted to OEMs delivering power solutions to the business and residential backup and emergency power segment. Our intention is to continuously enhance our product range and to develop new generation products.

We plan to continue our phased approach to the development of our product as described below.  We have completed phases 0 to 5 to date.  Over the next twelve months, we plan to complete phases 6 through 9 and commence phase 10.

Phase 0)

Initial Development of Zinc Air unit

Phase 1)

Patenting of cell design

Phase 2)

Experimentation with various air cathodes and sealants

Phase 3)

Basic Demo - completion of ZAFC operational unit for demonstration

Phase 4)

Proof of Power Curve - successful testing of ZAFC

Phase 5)

Proof of Scaling - building and demonstration of more powerful ZAFC

Phase 6)

Product Concept - additional preliminary cell testing, identification of requirements, and costing

Phase 7)

Program Concept - completion of requirements, design concept, and business plan

Phase 8)

Engineering Prototype - with input of OEM, completion of design, build and test plan

Phase 9)

Engineering Verification - build and field test of engineering prototypes

Phase 10)

Manufacturing Prototype - with manufacturing partner, product design freeze and quality plan

Phase 11)

Manufacturing Verification - build and beta trial of prototypes, and completion of launch plan

Phase 12)

Pilot Production - the initial cost and quality targets are required to have been met

While each phase is unique and time limited, specific tasks in multiple phases can overlap. As such, while we are completing phase 6, the product and technical teams are also undertaking tasks that fall into phases 7 and 8.

Our Financial Condition

During the next 12 months, we anticipate that we will not generate any revenue.  We had working capital of $545,906 at March 31, 2006.  We anticipate that our current working capital will be sufficient to enable us to complete phases 6 through 9 and commence phase 10 of our 12 phase product development plan and to pay our general and administrative expenses for the next nine months.  However, our ability to complete phase 10 and commence phase 11 of our product development plan will be subject to us obtaining additional financing as these expenditures will exceed our cash reserves.

On April 24, 2006, our board of directors approved a private placement of up to 2,525,254 units at $1.10 per unit for net proceeds of up to $2,500,000 net of a 10% finder's fee, which we expect to raise by the end of May 2006. The Company to date has commitments for $1,692,900 pursuant to subscriptions received and expects to  issue, as a result, a total of at least 1,539,000 units at $1.10 per unit. We anticipate that our working capital subsequent to this offering will be sufficient to enable us to complete phases 6 through 10 and commence phase 11 of our product development plan and to pay our general and administrative expenses for the next twelve months.

We will, however, require additional funds to complete phases 11 and 12 and commercialize our product and there is no assurance that we will obtain the funding necessary.  If we do not continue to obtain additional financing going forward, we will be forced to abandon our plan of operations.

Plan of Operations

Our plan of operations for the next twelve months is to complete the following objectives within the budgets specified:

  We plan to further develop the ZAFC technology, build and test a prototype of our product and complete a quality plan for our product, and related activities.  We anticipate spending approximately $2,000,000 on development and engineering in the next twelve months. This includes the costs of salaries, external testing facilities and building of testing units.  In addition, we estimate spending approximately $165,000 for equipping our laboratory facilities during the next 12 months in connection with our development and engineering activities.

  We plan to begin the marketing of our product to OEMs in Canada, the United States and Europe.  We anticipate spending approximately $400,000 in sales and marketing costs in the next twelve months. These costs will include salaries, travel, marketing brochures and sales materials, trade shows and our website.

  We anticipate spending approximately $1,235,000 on general and administrative and corporate development costs in the next twelve months. These costs will consist primarily of salaries, professional fees, rent, travel, investor relations and our website.

  We plan to raise addition financing in the next twelve months to pursue our plan of operations. As at March 31, 2006, we had cash reserves of approximately $500,000 and working capital of approximately $550,000.  We anticipate that our current working capital will be sufficient to enable us to complete phases 6 through 9 and commence phase 10 of our product development plan and to pay our general and administrative expenses for the next nine months.  However, our ability to complete phase 10 and commence phase 11 of our product development plan will be subject to us obtaining additional financing.

During the next 12 months, we anticipate that we will not generate any revenue.  Accordingly, we will be required to obtain additional financing in order to pursue our plan of operations.  We believe that debt financing will not be an alternative for funding the development, manufacturing and marketing of our fuel cell based commercial products as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock.

We anticipate that we will require an additional $3,500,000 to pursue our business plan for the next 12 months and to provide working capital for our operating activities. On April 24, 2006, our board of directors approved a private placement of up to 2,525,254 units at $1.10 per unit for net proceeds of up to $2,500,000 net of a 10% finder's fee, which we expect to raise by the end of May 2006. The Company to date has commitments for $1,692,900 pursuant to subscriptions received and expects to issue, as a result, a total of at least 1,539,000 units at $1.10 per unit. We anticipate that our working capital subsequent to this offering will be sufficient to enable us to complete phases 6 through 10 and commence phase 11 of our product development plan and to pay our general and administrative expenses for the next twelve months. However, we will require additional funds to complete phases 11 and 12 and to commercialize our product and there is no assurance that we will obtain the funding necessary.  If we do not continue to obtain additional financing going forward, we will be forced to abandon our plan of operations. .

Results of Operations

Six Months Ended March 31, 2006 Compared to the Six Months Ended March 31, 2005

The following table sets out our consolidated loss during the six months ended March 31, 2006 and 2005:

 Six Months
Ended March 31, 2006

 Six Months
Ended March 31, 2005

(Unaudited)

(Unaudited)

Revenue

$ --

$ --

Operating Expenses

 Depreciation

5,697

--

 Development and engineering

115,936

--

 General and administration

547,232

191,997

 Investor relations and corporate development

120,953

--

 License fees

45,990

31,250

 Marketing and selling

127,237

--

Loss from Operations

(963,045)

(223,247)

Interest Expense

--

(20,445)

Net Loss

$ (963,045)

$ (243,692)

We recorded a net loss of $963,045 for the six month period ended March 31, 2006 as compared to a net loss of $243,692 for the prior period of 2005. The increase in net loss was due to the ramping up of operations from a dormant, maintenance stage to a fully operational stage. During the six months ended March 31, 2006, the Company hired all of the key management team members, developed the product development and go to market strategy, completed the remainder of a $2,000,000 financing and established the Company's operational facilities in Livermore, California, and at the National Research Council in Vancouver, Canada.

General and administrative expenses totaled $547,232 for the six month period ended March 31, 2006 as compared to $191,997 for the prior period of 2005. Included in general and administrative expenses for the six month period ended March 31, 2006 are fees and salaries relating to the Company's consultants, directors and administrative and management employees totaling approximately $147,000, as compared to $75,000 in the prior period of 2005. Travel related expense was approximately $89,000 for the six month period ended March 31, 2006 compared to $10,000 in the prior period of 2005. Professional fees were approximately $188,000 in the six month period ended March 31, 2006 as compared to $10,000 in the prior period of 2005. The increase in professional fees relate to the audit and one-time legal costs associated with establishing contracts and assistance in meeting SEC filing requirements initially and ongoing. The remaining approximately $123,000 of general and administrative costs for the six month period ended March 31, 2006 was for telephone, rent, office and regulatory fees as compared to approximately $97,000 in the prior period of 2005.

Development and engineering `expenses totaled $115,936 for the six month period ended March 31, 2006 as compared to $nil for the prior period of 2005. Included in development and engineering expenses for the six month period ended March 31, 2006 are salaries of approximately $80,000, consulting fees of approximately $7,000, lab supplies and development costs of approximately $19,000 and travel costs of approximately $10,000.

Marketing and selling expenses totaled $127,237 for the six month period ended March 31, 2006 as compared to $nil for the prior period of 2005. Included in marketing and selling expenses for the six month period ended March 31, 2006 are salaries of approximately $111,000, website costs of approximately $6,000, and travel and automobile costs of approximately $10,000.

Investor relations and corporate development expenses totaled $120,953 for the six month period ended March 31, 2006 as compared to $nil for the prior period of 2005. Included in investor relations and corporate development expenses for the six month period ended March 31, 2006 are salaries of approximately $64,000, website costs of approximately $10,000, consultant fees of approximately $30,000, newswire costs of approximately $5,000, and other costs of approximately $12,000.

Also included in net loss for the six month period ended March 31, 2006 are license fees of $45,990 relating to the annual license fee from LLNL as compared to $31,250 for the prior period of 2005. In the prior period of 2005 there was interest accruing on debts owing to various related parties and creditors totaling approximately $20,000 where no such amounts were owing for 2006.

Liquidity and Capital Resources

The following table sets forth our cash and working capital as of June 30, 2005, September 30, 2005 and March 31, 2006:

 As of
March 31,
2006

 As of
September 30, 2005

 As of
June 30,
2005

Cash reserves

$ 497,278

$ 1,040,998

$ 480

Working capital (deficiency)

$ 545,906

$ 785,006

$ (4,104,418)

We plan to add a total of $2,500,000, net of finder's fees, to the above working capital by the end of May 2006. We will then have a total of approximately $3,000,000 of working capital. On April 24, 2006, our board of directors approved a private placement of up to 2,525,254 units at $1.10 per unit for net proceeds of up to $2,500,000 net of a 10% finder's fee. The Company to date has commitments for $1,692,900 pursuant to subscriptions received and expects to issue, as a result, a total of at least 1,539,000 units at $1.10 per unit

We plan to spend approximately $3,800,000 over the next twelve months in carrying out our plan of operations, subject to the availability of additional financing.  We anticipate that our working capital subsequent to the offering discussed above will be sufficient to enable us to complete phases 6 through 10 and commence phase 11 of our product development plan and to pay our general and administrative expenses for the next twelve months.  However, our ability to complete phases 11 and 12 of our product development plan will be subject to us obtaining additional financing as these expenditures are expected to exceed our cash reserves.

The Company currently has no sources of revenue to provide incoming cash flows to sustain future operations. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to enter into OEM joint venture agreements, to raise additional equity financing and generate revenue, cash flow and attain profitable operations. There can be no assurance that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at March 31, 2006, the Company had accumulated losses of $7,693,724 since inception. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Operating Activities

Operating activities in the six months ended March 31, 2006 and 2005  used cash of $1,261,968 and $218,692, respectively, which reflect our recurring operating losses.  Operating activities have primarily used cash as a result of the development of our technology and organizational activities such as setting up our facilities and hiring a senior management team, and repaying certain accrued liabilities.

Financing Activities

As we have had no revenues since inception, we have financed our operations primarily by using existing capital reserves, entering into settlements with debtors, obtaining debt financing and through private placements of our stock.  Accordingly, financing activities in the six months ended March 31, 2006 provided cash of $802,745 from the sale of our equity securities.  In the six months ended March 31, 2005, financing activities provided cash of $218,465 as a result of advances from a related party.

Investing Activities

In the six months ended March 31, 2006, investing activities used cash of $84,497 to purchase property and equipment.  There were no investing activities in the six months ended March 31, 2006.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements.  In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances.  Actual results could differ from those estimates made by management.

We believe that our critical accounting policies and estimates include the accounting for accounts receivable, marketable securities and long-lived assets reclamation costs, and accounting for legal contingencies.

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

Research and Development Expenditures

Due to the Company's lack of revenues and forecast of significant capital required to develop a market for its products, the net realizable value of prototype material and intangible assets is not reasonably determinable. Accordingly, all research and development expenditures under Cooperative Research and Development Agreement (CRADA) contracts, including the costs of prototype material and the cost of obtaining intangible assets such as patents, have been charged to operations.

Revenue Recognition

The Company will recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided and collectibility is reasonably assured.

The Company has not generated any revenue since inception on October 15, 1997. The Company plans to receive funding from OEM's to engineer products to OEM specifications. The Company then plans to receive license and product fees under OEM contracts. Revenue recognition will be specific to the terms of the contracts and will thus be determined in a later period.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company's employee stock options was less than the market price of the underlying common stock on the date of grant. The Company also had  adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123") and SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure. In March 2005 the SEC issued SAB No. 107, Share-Based Payment ("SAB 107") which provides guidance regarding the interaction of SFAS 123R and certain SEC rules and regulations. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R "Share Based Payments" using the modified retrospective transition method. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. The Company has estimated the fair value of each award as of the date of grant or assumption using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company's stock price. Although the Black-Scholes model meets the requirements of SFAS 123R and SAB 107, the fair values generated by the model may not be indicative of the actual fair values of the Company's awards, as it does not consider other factors important to those share-based payment awards, such as continued employment, periodic vesting requirements, and limited transferability.

The Company has had no outstanding stock options or unvested share based payments as of this date. Accordingly, there was no effect on the Company's previously reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

Foreign Currency Transactions/Balances

The Company's functional and reporting currency is the United States dollar. Foreign currency transactions mainly occur in Canadian currency, and management has adopted SFAS No. 52, "Foreign Currency Translation". Monetary assets and liabilities denominated in Canadian dollars are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in Canadian currencies are translated at rates of exchange in effect at the date of the transaction. Any gain or loss on foreign currency translation is included in operations. To date, such amounts have not been significant.

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets, an Amendment of FASB Statement No. 140," (hereinafter "SFAS No. 156). This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially recorded at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140," (hereinafter SFAS No. 155). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid instrument that contains an embedded derivative that would otherwise require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.          Controls And Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this quarterly report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal controls over financial reporting that occurred during our most recent quarterly period that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.          Legal Proceedings

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 2.          Unregistered Sales of Equity Securities

On November 30, 2005, the Company issued 1,090,532 units (each a "November 2005 Unit") at a price of $0.65 per November 2005 Unit for total gross proceeds of $708,845.80, with each November 2005 Unit consisting of one common share and one non-transferable Series A common stock purchase warrant (the "November 2005 Private Placement").  On March 15, 2006, the Company issued 15,385 units (each a "March 2006 Unit") at a price of $0.65 per March 2006 Unit for total gross proceeds of $10,000.25, with each March 2006 Unit consisting of one common share and one non-transferable Series A common stock purchase warrant (the "March 2006 Private Placement", and collectively, with the November 2005 Private Placement, the "Private Placements").

We completed the Private Placements pursuant to Regulation S and Section 4(2) and Rule 506 of the Securities Act.  The persons purchasing units pursuant to Rule 903 of Regulation S represented to us that they resided outside of and were not citizens of the United States. Those individuals, who are residents of the United States that purchased units pursuant to Rule 506 of Regulation D of the Securities Act, represented their intention to acquire the securities for investment only and not with a view toward distribution.  Appropriate legends have been affixed to the share and warrant certificates issued to these purchasers in accordance with Rule 144.  Each purchaser was given adequate access to sufficient information about us to make an informed investment decision.  None of the securities were sold through an underwriter and, accordingly, there were no underwriting discounts or commissions involved.

Item 3.          Defaults Upon Senior Securities

None.

Item 4.          Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the six months ended March 31, 2006.

Item 5.          Other Information

None

Item 6.          Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:

 Exhibit
Number

Description of Exhibit

3.1

Articles of Incorporation(1)

3.2

Bylaws(1)

10.1

Share Exchange Agreement among the Company, the Vendor, Power Air, the HDH Group and Mr. Haley, dated for reference effective on August 22, 2005(2)

 Exhibit
Number

Description of Exhibit

10.2

Stephen Williams Services Contract between the Company and Stephen Williams, dated for reference effective on October 1, 2005(2)

10.3

Sales and Marketing Employment Agreement among the Company, Power Air and Donald Ceci, dated for reference effective on October 3, 2005(2)

10.4

Corporate Development Employment Agreement among the Company, Power Air and Remy Kozak, dated for reference effective on October 3, 2005(2)

31.1

Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 15, 2006

32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 15, 2006

(1) Previously filed with the SEC as an exhibit to our Registration Statement on Form SB-2 as originally filed with the SEC on December 2, 2004.

(2) Previously filed with the SEC as an exhibit to our Current Report on Form 8-K as originally filed with the SEC on October 7, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 POWER AIR CORPORATION

 Per:

           /s/"Stephen Williams"
 ___________________________
Stephen Williams, President, Chief Executive Officer,
Principal Executive Officer and a director
Date: May 15, 2006

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Per:

 /s/"Stephen Williams"
___________________________
Stephen Williams, President, Chief Executive Officer,
Principal Executive Officer and a director
Date:  May 15, 2006

 Per:

 /s/"Donald M. Prest"
___________________________
Donald M. Prest, Secretary, Treasurer,
Chief Financial Officer and Principal Accounting Officer
Date: May 15, 2006