Form 10QSB
period 2006-06-30
POWER AIR CORP
filed 2006-08-14
CIK 1310261

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒        Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006

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

(Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  44,823,218 shares of common stock as of August 14, 2006.

Transitional Small Business Disclosure Format (check one):  Yes  ☐
   No  ☒

__________

POWER AIR CORPORATION

Quarterly Report On Form 10-QSB

For The Quarterly Period Ended June 30, 2006

FORWARD-LOOKING STATEMENTS

This Form 10-QSB for the quarterly period ended June 30, 2006 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, our annual report on Form 10-KSB for the transition period from June 30, 2005 to September 30, 2005. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I - FINANCIAL INFORMATION

Item 1.               Financial Statements

The following unaudited consolidated interim financial statements of Power Air Corporation are included in this Quarterly Report on Form 10-QSB:

Page

Interim Consolidated Balance Sheets as at June 30, 2006 and September 30, 2005

3

Interim Consolidated Statements of Operations for the three and nine months ended June 30, 2006 and 2005 and for the period from incorporation (October 15, 1997) to June 30, 2006

4

Interim Consolidated Statements of Cash Flows for the nine months ended June 30, 2006 and 2005

5

Interim Consolidated Statement of Stockholders' Equity for the period from incorporation (October 15, 1997) to June 30, 2006

6

Notes to Interim Consolidated Financial Statements

7

__________

Power Air Corporation

(formerly Fortune Partners, Inc.)

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US dollars)

 June 30,
2006
$

 September 30,
2005
$

(unaudited)

ASSETS

Current Assets

Cash and cash equivalents

1,659,662

1,040,998

Other current assets

123,426

21,965

Total Current Assets

1,783,088

1,062,963

Property and Equipment (Note 5)

94,625

-

Total Assets

1,877,713

1,062,963

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable

60,476

70,302

Accrued liabilities

24,597

207,655

Total Liabilities

85,073

277,957

Commitments and Contingencies (Notes 1 and 8)

Stockholders' Equity

Common Stock, 375,000,000 shares authorized, $0.001 par value; 44,793,218 and 41,894,729 shares issued and outstanding, respectively

44,793

41,894

Additional Paid-In Capital

11,319,398

7,635,641

Subscription Receivable

-

(161,850)

Deficit Accumulated During the Development Stage

(9,571,551)

(6,730,679)

Total Stockholders' Equity

1,792,640

785,006

Total Liabilities and Stockholders' Equity

1,877,713

1,062,963

The accompanying notes are an integral part of these interim consolidated financial statements.

Power Air Corporation

(formerly Fortune Partners, Inc.)

(A Development Stage Company)

Interim Consolidated Statements of Operations

(Expressed in US dollars)

(Unaudited)

 Three
Months
Ended
June 30,
2006
$

 Three
Months
Ended
June 30,
2005
$

 Nine
Months
Ended
June 30,
2006
$

 Nine
Months
Ended
June 30,
2005
$

 From
October 15, 1997
(Date of Inception)
to June 30,
2006
$

Revenue

-

-

-

-

-

Operating Expenses

 Depreciation

4,871

-

10,568

-

10,568

 Development and engineering

209,967

-

325,903

-

2,248,090

 General and administration

1,467,976

95,998

2,136,161

287,995

6,595,009

 License fees

25,000

15,625

70,990

46,875

308,533

 Marketing and selling

170,013

-

297,250

-

297,250

Total Operating Expenses

1,877,827

111,623

2,840,872

334,870

9,459,450

Loss from Operations

(1,877,827)

(111,623)

(2,840,872)

(334,870)

(9,459,450)

Other Expense

Interest

-

(10,222)

-

(30,666)

(112,101)

Net Loss For the Period

(1,877,827)

(121,845)

(2,840,872)

(365,536)

(9,571,551)

Net Loss Per Share - Basic and Diluted

(0.04)

-

(0.06)

(0.01)

Weighted Average Shares Outstanding

43,040,000

31,903,000

42,762,000

31,903,000

The accompanying notes are an integral part of these interim consolidated financial statements.

Power Air Corporation

(formerly Fortune Partners, Inc.)

(A Development Stage Company)

Interim Consolidated Statements of Cash Flows

(Expressed in US dollars)

(Unaudited)

 Nine Months
Ended
June 30,
2006
$

 Nine Months
Ended
June 30,
2005
$

Operating Activities

Net loss for the period

(2,840,872)

(365,536)

 Adjustments to reconcile net loss to cash used in operating activities

 Depreciation

10,568

-

 Stock-based compensation

1,220,535

-

Changes in operating assets and liabilities:

 Other current assets

(101,461)

40,625

 Accounts payable

(9,826)

-

 Accrued liabilities

(183,058)

-

Net Cash Used in Operating Activities

(1,904,114)

(324,911)

Investing Activities

 Purchase of property and equipment

(105,193)

-

Net Cash Used in Investing Activities

(105,193)

-

Financing Activities

 Proceeds from issuance of common stock

2,852,525

-

 Share issuance costs

(224,554)

-

 Advances from a related party

-

324,684

Net Cash Flows Provided By Financing Activities

2,627,971

324,684

Increase (Decrease) in Cash and Cash Equivalents

618,664

(227)

Cash and Cash Equivalents - Beginning of Period

1,040,998

707

Cash and Cash Equivalents - End of Period

1,659,662

480

Supplemental Disclosures

 Interest paid

-

-

 Income taxes paid

-

-

The accompanying notes are an integral part of these interim consolidated financial statements.

Power Air Corporation

(formerly Fortune Partners, Inc.)

(A Development Stage Company)

Interim Consolidated Statement of Stockholder's Equity

From October 15, 1997 (Date of Inception) to June 30, 2006

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

-

-

2,173,045

 Net liabilities assumed in recapitalization

-

-

(89,482)

-

-

(89,482)

Unit private placement - $0.65 (Note 7(a))

2,077,454

2,078

1,348,267

-

1,350,345

Share subscription

-

-

-

(161,850)

-

(161,850)

Share issuance costs

-

-

(155,035)

-

(155,035)

Net loss for the period

-

-

-

(2,625,261)

(2,625,261)

Balance, September 30, 2005

41,894,729

41,894

7,635,641

(161,850)

(6,730,679)

785,006

Subscription received

-

-

-

161,850

-

161,850

Unit private placement - $0.65 (Note 7(a))

1,105,917

1,106

717,740

-

-

718,846

Unit private placement - $1.10 (Note 7(b))

1,792,572

1,793

1,970,036

-

-

1,971,829

Share issuance costs

-

-

(224,554)

-

-

(224,554)

Fair value of vested stock options granted

-

-

1,220,535

-

-

1,220,535

Net loss for the period

-

-

-

-

(2,840,872)

(2,840,872)

Balance, June 30, 2006

44,793,218

44,793

11,319,398

-

(9,571,551)

1,792,640

The accompanying notes are an integral part of these interim consolidated financial statements.

Power Air Corporation

(formerly Fortune Partners, Inc.)

(A Development Stage Company)

Notes to the Interim Consolidated Financial Statements

June 30, 2006

(Expressed in US dollars)

(unaudited)

1.     Nature of Operations and Continuance of Business

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

The ZAFC is a metal oxide fuel cell using simple physical chemistry. The ZAFC uses a combination of oxygen and zinc pellets in a liquid alkaline mixture that generates electricity and at the same time creates residual zinc oxide that can be recycled back into reusable zinc, via electrolysis, so that it can again be fed into the ZAFC stack. Where desired, the "recycling" functionality can be combined with a ZAFC creating a zinc-air battery. Alternatively, for applications where minimal downtime is desired, standalone ZAFC can be refueled by flushing the spent zinc oxide and adding more zinc pellets.

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

b)     issued 4,545,456 restricted common shares, at an estimated fair value of $0.5525 per share (after a 15% discount to the established market price of $0.65) to PAT's Chief Operating Officer in connection with his ongoing commitment to build out a successful public company and to serve as the Executive Chairman of the Company after the closing of the Share Exchange Agreement. As there was no contract in place for the Chief Operating Officer and there were no escrow provisions in place to restrict his ability to own or dispose of the restricted common shares, the Company charged $2,511,364 to operations as at September 30, 2005;

c)     issued 2,836,121 restricted common shares, at an estimated fair value of $0.5525 per share (after a 15% discount to the established market price of $0.65), to  PAT's acting Chief Operating Officer in consideration of his agreeing to accept the shares in complete satisfaction of all previous disputes, debts and/or services provided to PAT. A total of $1,567,961 was charged to operations of prior periods;

Power Air Corporation

(formerly Fortune Partners, Inc.)

(A Development Stage Company)

Notes to the Interim Consolidated Financial Statements

June 30, 2006

(Expressed in US dollars)

(unaudited)

d)     issued 542,275 restricted common shares, at an estimated fair value of $0.5525 per share (after a 15% discount to the established market price of $0.65), to a substantial majority of the creditors of PAT in consideration of such creditors agreeing to accept the shares in complete satisfaction of all previous debts and/or services provided by such creditors to PAT totaling $299,607. The Company also assumed an obligation to pay a creditor $25,995 which was paid during the quarter ended December 31, 2005; and

e)     caused 1,550,000 common shares, previously owned by two founders of PAC, to be returned to treasury and cancelled for no consideration as part of the terms of the Share Exchange Agreement.

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

On June 28, 2006 the Company issued 1,792,572 units at $1.10 per unit for gross proceeds of $1,971,829. Each unit consisted of one common share and one-half share purchase warrant. Each whole warrant (896,286 warrants in total) is exercisable into one common share exercisable at $1.50 per share expiring June 28, 2008.

The Company is a development stage company as defined by Statement of Financial Accounting Standards ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises". In a development stage company, management devotes most of its activities in developing a market for its products. The Company is presently in its developmental stage and currently has no sources of revenue to provide incoming cash flows to sustain future operations. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to enter into Original Equipment Manufacturer ("OEM") joint venture agreements, to raise additional equity financing and generate revenue, cash flow and attain profitable operations. Management has plans to seek additional capital through equity offerings. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at June 30, 2006, the Company has working capital of $1,698,015 and accumulated losses of $9,571,551 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

FPI's original SB-2 Registration Statement with the United States Securities and Exchange Commission was declared effective on April 22, 2005. Pursuant to this Registration Statement FPI registered 10,290,000 shares of common stock for resale by existing stockholders of FPI. FPI's Registration Statement was withdrawn by the Company on August 22, 2005 in conjunction with the Company's then agreement in principle to acquire PAT. FPI did not receive any proceeds from the resale of shares of common stock by the selling stockholders. The Company filed a Form 14A with the SEC on November 9, 2005 to change its name to Power Air Corporation and to change its symbol. On December 20, 2005 a majority of the Company's shareholders approved the name change which was then made effective on December 21, 2005. The trading symbol is now "PWAC".

Power Air Corporation

(formerly Fortune Partners, Inc.)

(A Development Stage Company)

Notes to the Interim Consolidated Financial Statements

June 30, 2006

(Expressed in US dollars)

(unaudited)

2.     Summary of Significant Accounting Policies

a)     Basis of Presentation

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in US dollars. The Company resolved to keep the fiscal year end of PAC, the legal parent, being September 30. PAT's fiscal year end was June 30. In connection with the re-capitalization, the historical financial statements presented are those of PAT. These consolidated financial statements include the accounts of the Company and its wholly-owned Delaware subsidiary, PAT, and its wholly-owned British Columbia subsidiary, Power Air (Canada) Corp. All intercompany transactions and balances have been eliminated.  Certain comparative figures have been reclassified to conform with the current presentation.

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

Power Air Corporation

(formerly Fortune Partners, Inc.)

(A Development Stage Company)

Notes to the Interim Consolidated Financial Statements

June 30, 2006

(Expressed in US dollars)

(unaudited)

Mineral Properties -Prior to the Share Exchange Agreement, the Company was in the exploration stage since its formation on August 26, 2004 and had not realized any revenues from its originally planned operations. Mineral property acquisition and exploration costs were charged to operations as incurred. If it is to be determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property will be capitalized. Such costs will be amortized using the units-of-production method over the estimated life based of proven and probable mineral reserves. Since we are also an exploration stage company there is no assurance that a commercially viable mineral deposit exists on any of our properties, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future exploration is determined. The Company has no known reserves of any type of mineral. To date, we have not discovered an economically viable mineral deposit on the mineral property, and there is no assurance that we will discover one.

g)     Financial Instruments

Financial instruments, which include cash and cash equivalents, other current assets, accounts payable and accrued liabilities were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

h)    Revenue Recognition

The Company will recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements." Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided and collectibility is reasonably assured.

The Company has not generated any revenue since inception on October 15, 1997. The Company plans to receive funding from OEM's to engineer products to OEM specifications. The Company then plans to receive license and product fees under OEM contracts. Revenue recognition will be specific to the terms of the contracts and will thus be determined in a later period.

i)     Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until it is estimated that realization is more likely than not. The Company has adopted SFAS No. 109 as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

j)     Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash was deposited with a high quality credit institution.

k)     Stock-Based Compensation

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

June 30, 2006

(Expressed in US dollars)

(unaudited)

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

The Company had no outstanding stock options or unvested share based payments as of this date and prior to March 31, 2006. Accordingly, there was no effect on the Company's previously reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

On April 1, 2006 the Board of Directors adopted a comprehensive "2006 Stock Incentive Plan" to issue stock-based compensation, including stock options, to officers, directors, employees and consultants of the Company. Also on April 1, 2006 the Board of Directors passed a resolution to grant 2,550,000 stock options to certain officers, directors, employees and consultants. On June 15, 2006 an additional 200,000 stock options were granted to the Company's new Chief Executive Officer, which are also exercisable at $0.65 for a period of two years.

The options granted in the three month period ended June 30, 2006 were charged to operating expenses.  The fair value of the stock options granted in the three months ended June 30, 2006 was measured at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Three Months Ended June 30, 2006

Expected dividend yield

0%

Risk free interest rate

4.28%

Expected volatility

61%

Expected life (in years)

1.4

The weighted average grant date fair value of stock options granted was $0.63 per option.

A summary of the Company's stock option activity is as follows:

 Nine Months Ended
June 30, 2006

Number of Options

 Weighted Average Exercise Price
$

Balance, Beginning of Period

-

-

Granted

2,750,000

0.65

Balance, End of Period

2,750,000

0.65

Power Air Corporation

(formerly Fortune Partners, Inc.)

(A Development Stage Company)

Notes to the Interim Consolidated Financial Statements

June 30, 2006

(Expressed in US dollars)

(unaudited)

Additional information regarding stock options as at June 30, 2006 is as follows:

Outstanding

Exercisable

 Exercise price
$

 Number of
shares

 Weighted
average
remaining
contractual
life (years)

 Weighted
average
exercise price
$

 Number of
shares

 Weighted
average
exercise price
$

0.65

2,750,000

2.4

0.65

1,866,668

0.65

l)      Foreign Currency Translation

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

m)     Property and Equipment

Depreciation is provided on all property and equipment utilizing the straight line method over their estimated useful lives of five years.

n)     Recent Accounting Pronouncements

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

June 30, 2006

(Expressed in US dollars)

(unaudited)

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

Power Air Corporation

(formerly Fortune Partners, Inc.)

(A Development Stage Company)

Notes to the Interim Consolidated Financial Statements

June 30, 2006

(Expressed in US dollars)

(unaudited)

5.      Property and Equipment

 Cost
$

 Accumulated
Depreciation
$

 Net Carrying
Value
June 30,
2006
$

 Net Carrying
Value
September 30,
2005
$

Computer hardware

26,143

2,280

23,863

-

Computer software

5,063

461

4,602

-

Furniture and equipment

55,597

6,808

48,789

-

Leasehold improvements

18,390

1,019

17,371

-

105,193

10,568

94,625

-

6.      Related Party Transactions

a)     As of June 30, 2005, $2,173,045 was due to the sole shareholder of PAT. As a condition precedent to the Share Exchange Agreement this amount was forgiven, effective September 30, 2005, and treated as additional paid-in capital.

b)     The former President of the Company holds the Company's interest in four mineral claims in trust for the benefit of the Company. The Company acquired these mineral properties for $10,000 on October 25, 2004.

c)     As of June 30, 2005 and June 30, 2004, $1,567,961 and $1,176,206, respectively, were due to PAT's acting Chief Operating Officer. The $1,567,961 amount was settled in connection with the re-capitalization by the issuance of 2,836,121 restricted common shares of the Company through the PAT Acquisition at an estimated fair value of $0.5525 per share.

d)     As a condition precedent to the Share Exchange Agreement the Company was required to issue 4,545,456 restricted common shares, at an estimated fair value of $0.5525 per share, to PAT's acting Chief Operating Officer in connection with his ongoing commitment to build out a successful public company and to serve as the Executive Chairman of the Company after the closing of the Share Exchange Agreement. As there was no contract in place for the Chief Operating Officer and there were no escrow provisions in place to restrict his ability to own or dispose of the restricted common shares, the Company charged $2,511,364 to operations as at September 30, 2005.

e)     As at September 30, 2005, the Company accrued, and subsequently paid, a total of $85,680 of finders' fees to two senior officers of the Company, in connection with the Company's $0.65 unit private placement on November 30, 2005.

f)     See Note 8(c) regarding commitments with related parties.

7.      Common Stock

a)     Unit Private Placement - $0.65

Between August 22, 2005 and September 30, 2005, the Company received common stock subscriptions for 2,077,454 units at a price of $0.65 per unit for total proceeds and subscriptions receivable of $1,350,345. The subscriptions receivable were received in October 2005. These units were issued on September 30, 2005. During the quarter ended December 31, 2005, the Company received common stock subscriptions for an additional 1,090,532 units at a price of $0.65 per unit for total additional proceeds of $708,846. These units were issued on November 30, 2005. On March 15, 2006, the Company received a common stock subscription for an additional 15,385 units at a price of $0.65 per unit for total additional proceeds of $10,000. These units were issued on March 15, 2006. Total units issued were 3,183,371 and total gross proceeds received were $2,069,191. A total of $230,486 of share issuance costs were incurred including $30,000 of legal costs and $202,586 of finders' fees. Each unit consisted of one common share and one share purchase warrant. Each warrant entitles the holder to purchase an additional share of common stock at a price of $1.00 per share for a period of two years from the date of issuance. The Company has filed an SB-2 Registration Statement to remove the trading restrictions on the above shares and warrants. The Company paid $20,000 for legal fees for this filing.

Power Air Corporation

(formerly Fortune Partners, Inc.)

(A Development Stage Company)

Notes to the Interim Consolidated Financial Statements

June 30, 2006

(Expressed in US dollars)

(unaudited)

b)     Unit Private Placement - $1.10

On June 28, 2006 the Company issued 1,792,572 units at $1.10 per unit for gross proceeds of $1,971,829. Each unit consisted of one common share and one-half share purchase warrant. Each whole warrant (896,286 warrants in total) is exercisable into one common share at a price of $1.50 per share expiring June 28, 2008. The Company paid $110,389 for share issuance costs including $102,583 for finders' fees and $7,806 for legal fees.

8.     Commitments and Contingencies

a)     PAT entered into a Limited Exclusive Patent License Agreement with the Regents of the University of California in March, 2001 (the "License Agreement"). Under the terms of the License Agreement the Company must prepay annual foreign filing fees and make minimum royalty payments of $100,000 for the year ended December 31, 2006 due on February 28th, being two months after the start of each calendar year and each year thereafter until either party terminates the License Agreement. The December 31, 2005 fee was paid on February 28, 2006. The License Agreement also provides for royalty payments ranging from 0.45% to 3.55% of net sales that incorporate the licensed ZAFC technology.

b)     On October 17, 2005, the Company entered into a long-term office and laboratory/warehouse premises lease in Livermore, California. The term is for 30 months expiring October 31, 2008. The monthly base rent is $6,066 and the estimated monthly operating charge is $1,800 per month. On January 20, 2006 the Company entered into a long-term housing lease in Pleasanton, California. The term is for 24 months expiring January 31, 2008. The monthly rent is $2,595.

c)     As at June 30, 2006 the Company is committed pursuant to four employment contracts including three officers and one employee of the Company. In total the annual commitment is $490,000, each having a 90-day termination clause. The Company also is committed pursuant to a services contract with the former President and Chief Executive Officer of the Company. The annual commitment of $150,000 is guaranteed to December 31, 2006. All of these contracts also contained commitments to grant stock options, see Note 2(l) for details on stock options granted.

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

10.     Subsequent Event

The Company received $19,500 and issued 30,000 shares pursuant to stock options exercised.

Item 2.               Management's Discussion and Analysis

As used in this quarterly report: (i) the terms "we", "us", "our" and the "Company" mean Power Air Corporation and its wholly-owned subsidiaries, Power Air Tech, Inc. and Power Air (Canada) Corporation, unless the context otherwise requires; (ii) "PAT" means our wholly-owned subsidiary Power Air Tech, Inc.; (iii) "SEC" refers to the Securities and Exchange Commission; (iv) "Securities Act" refers to the Securities Act of 1933, as amended; (v) "Exchange Act" refers to the Securities Exchange Act of 1934, as amended; and (vi) all dollar amounts refer to United States dollars unless otherwise indicated.

The following discussion of our plan of operations, results of operations and financial condition as at and for the nine months ended June 30, 2006 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the nine months ended June 30, 2006 included in this quarterly report, as well as our annual report on Form 10-KSB for the transition period from June 30, 2005 to September 30, 2005 and Form 10-QSB for the quarterly periods ended December 31, 2005 and March 31, 2006.

Overview

Our Corporate History

On September 30, 2005, we acquired all of the issued and outstanding shares of Power Air Tech, Inc. As a result of such acquisition, we are a development stage company engaged in the business of developing, manufacturing and marketing of fuel cell based commercial products.

This acquisition represented a change in control of our Company.  The change in control, for accounting purposes, constitutes a re-capitalization of our Company and, therefore, the transaction has been accounted for as a reverse merger whereby Power Air Corporation is considered the acquired entity and the operations of PAT have become the continuing operations of the Company. Accordingly, the comparative amounts presented in our financial statements included herein for the nine months ended June 30, 2005 are those of PAT.

Prior to the completion of the acquisition, the operations of PAT focused on raising funds through a reverse merger with a public company, settling outstanding debt and maintaining its license with Lawrence Livermore National Laboratory ("LLNL") in Livermore, California.  Accordingly, we did not have any significant operating results in the nine months ended June 30, 2005.

The financial year end of PAT is June 30. We, however, resolved to maintain our year end of September 30. As a result, we have filed with the SEC audited financial statements for the year ended June 30, 2005, and for the transition period from June 30, 2005 to September 30, 2005.

The discussion below does not include any of the previous operations associated with the Company's mineral exploration activity.  The Company is unlikely to pursue further exploration on these properties during fiscal 2006.  The Company's interest in these mineral properties may be sold or allowed to lapse.

Our Business

Overview

We hold the exclusive world-wide license for the development and commercialization of the zinc air fuel cell ("ZAFC") technology developed through an extensive joint collaboration effort with LLNL and the United States Department of Energy ("DOE"). We also have exclusive word-wide rights to a second LLNL patent pertaining to a low-cost process for recovering zinc and converting it to pellet form for reuse in the ZAFC system.  LLNL is a leading United States Government research and development facility located in Livermore, California.

Our ZAFC technology is a metal oxide fuel cell using simple physical chemistry.  It uses a combination of atmospheric oxygen and zinc pellets in a liquid alkaline electrolyte mixture referred to as an "electrolyte" to generate electricity.  The by-products from the chemical reaction are zinc oxide and potassium zincates. The electrolyte used in the ZAFC fuel cells is potassium hydroxide, a chemical which is readily available in commercial quantities.  In operation, the fuel cell consumes all of the zinc; and is operationally quiet, providing instantaneous stable electrical energy with zero greenhouse gas emissions.

Our objective is to commercialize the ZAFC technology to the stage where the technology can be incorporated into ZAFC products that can be manufactured and sold for use in power supply commercial applications.  We have completed initial development work on a prototype zinc air fuel cells incorporating our technology.  We plan to continue this development work in order to develop products incorporating our ZAFC technology that can commercially marketed to consumers.  In pursing this objective, we plan to pursue strategic relationships with original equipment manufacturers ("OEMs") who would incorporate our ZAFC technology into fuel cell products to be manufactured and sold by the OEM.

We have determined to focus our initial development efforts on the design and development of one ZAFC product that we envision would be manufactured and marketed by an OEM.  This initial ZAFC product will be a ZAFC based portable emergency generator designed for back-up or emergency use in homes and small businesses.  We have developed prototype fuel cells using our ZAFC technology.  In order to complete development of a commercial ZAFC product, we will have to complete the following phases of development:

  completion of product and program concepts;

  completing of the design, manufacture and testing of engineering prototypes;

  completion of the design, manufacture and testing of manufacturing prototypes; and

  pilot production of commercial products.

We anticipate that our working capital will be sufficient to enable us to complete the product and program concept phases, the design, manufacture and testing of engineering prototypes and the design of a manufacturing prototype.  Our ability to completion the manufacture and testing of manufacturing prototypes and the pilot product of commercial products will require that we obtain additional financing.   Accordingly, we will not be able to develop our first commercial product unless we obtain additional financing.  We also have not yet entered into any strategic relationship with an OEM for the development and manufacturing of our initial product.

Our long-term goal is to be a commercially viable fuel cell company, powering low cost, silent, zero emission fuel cell based products developed with OEM partners for portable, stationary, light mobility and transportation markets.  However, we have not yet completed the development of any products incorporating our ZAFC fuel cell technology that can be commercially marketed and sold.  Further, we have not achieved any revenues to date and we do not anticipate achieving any revenues over the next twelve months.  As a result, we are considered a development stage company.  We will require substantial additional financing for us to achieve our business objectives.

Industry Background

Generic Fuel Cells

A fuel cell is an electrochemical device, which cleanly converts chemical energy of a fuel and oxidant directly into low voltage direct current (DC) electricity. A fuel cell produces electricity and heat using a "fuel source" and oxygen. There is no conversion into heat by combustion of the fuel, and no conversion into mechanical energy, as is the case of a heat driven generator system.  Thus, the efficiency of fuel cells is not a function of operating temperature.

The principal components of a fuel cell are catalytically activated electrodes for the fuel (anode) and the oxidant (cathode) plus an electrolyte to conduct between the two electrodes. In its operation the fuel cell creates DC power, which can be converted to AC power through an inverter. The fuel cell offers an alternative to existing power plants as a source of electrical power.

While generic fuel cells have been in existence for over a century, a recent expansion in demand for more efficient, stable and continuous supply of power, which can operate cleanly and quietly, has led to attempts to commercialize fuel cells as a source of power.  Currently, batteries and engines provide reasonable power solutions in a broad number of markets and applications.  However, each of these power solutions has its own inherent disadvantages.  Engines are not suitable for many applications as they are noisy, polluting and unreliable as a power source.  Batteries are not suitable for many applications as they are heavy, have to be recharged, have a variable life span and gradually lose power.

Fuel cells have been presented as an alternative technology for power solutions as they do not possess some of the limitations of the limitations of batteries and engines.  Fuel cells offer an alternative solution as they can operate without the noise and emissions associated with hydrocarbon combustion and can provide a continuous source of electrical power.

Initial commercialization efforts have focused on polymer electrolyte membrane ("PEM") fuel cells that use hydrogen as a source of fuel.  While PEM fuel cell prototypes have been tested in a variety of applications, conventional PEM fuel cells are costly to produce and operate, and the fuel (hydrogen) is difficult to distribute and store.  These limitations have made commercialization of products powered by conventional PEM fuel cells difficult at present.  Currently, batteries and engines provide reasonable power solutions in a broad number of markets and applications; however, batteries are heavy, have to be recharged, have a variable life span and gradually lose power. In addition, engines are noisy, polluting and unreliable as a power source.

Our ZAFC Technology Solution

We believe that fuel cells incorporating our ZAFC technology offer the opportunity to deliver a fuel cell solution without the limitations of commercial products powered by conventional PEM fuel cells.  We believe that our ZAFC technology offers the ability to develop and manufacture a fuel cell that has lower manufacturing and operating costs than conventional PEM fuel cells and that uses an inexpensive, abundant and non-volatile zinc as its fuel, rather than hydrogen which is volatile and is difficult to distribute and store.  Accordingly, our business objective is to develop ZAFC fuel cells that we will target for those segments of the power generation market that we believe will be most ready to accept a ZAFC fuel cell as an acceptable alternative to conventional sources of power.  Based on our initial mapping of market opportunities, we expect that portable backup and emergency power products for home and small businesses should be the first priority.

Anticipated Markets for Fuel Cells

Fuel cells have not yet reached the stage where they have achieved widespread commercial adoption. As such, we believe that the market for fuel cells is in its early stages and is still developing.  Based on industry experience to date, we believe that the markets for fuel cell based products will evolve as follows:

1.     First-to-Market.  We believe that the initial commercial applications of fuel cells will be for occasional use products, such as generator and battery substitutes for industrial, residential, and personal back-up power solutions, with low operating lifetime requirements.  These anticipated applications include:

    Portable generators

    Emergency and portable power packs

    Uninterruptible Power Supply ("UPS") back-up (PC's, Servers, Data Centres)

    Telecom, Utility and Cable TV back-up

    Residential back-up for Power Outages

    Apartment back-up for Power Outages

    Commercial Building back-up

2.     Next-to-Market.  We believe that intermittent use products requiring operating life to 10,000 hours, on-board fuel storage and re-fuelling logistics will be next in the market, including:

    Alternate Power Units ("APU's") that provide non-drive train power for trucks, boats, RV's, and Military vehicles.

    Seasonal (ie: cabins, cottages) and special events power supply units.

    Light mobility fleet units such as forklifts, golf carts, scooters, airport ground support vehicles, military vehicles, small hybrid vehicles.

3.     Last-to-Market.  We believe that continuous use products requiring operating lifetimes to 40,000 hours and fuel infrastructure support in place will be last in the market, including:

    Co-Generation products such as residential or commercial heating and electricity supply products using the existing natural gas (or other) infrastructure and reformers.

    Grid replacement products.

    Grid peaker products.

    Automobiles

    Large and Heavy Vehicles such as buses

Our Technology License Agreement

We hold our rights to the ZAFC technology pursuant to a limited exclusive patent license agreement between PAT and the Regents of the University of California (the "Regents") dated March, 2001 (the "License Agreement"). Under the terms of the License Agreement, the Regents granted to PAT an exclusive, non-transferable, royalty-bearing license to make, use, sell, offer for sale and import products that incorporate the licensed patents in the United States and worldwide where the patent rights to the technology exist.  The license rights are limited to a "field of use" described as the zinc air fuel technology for stationary and mobile applications.  The Regents also granted to PAT the right to issue royalty-bearing sublicenses to third parties to the zinc air fuel technology for stationary and mobile applications. The United States government retained the rights to practice the licensed patents for its own purposes.  The Regents retained the right to use the licensed patents for educational and research purposes. In order to maintain our license rights, we are required to:

  pay royalty payments on net sales of end-use, stand-alone products that incorporate the licensed technology equal to 0.8% in 2006 and 1.2% in any year after;

  pay royalty payments on net sales of individual zinc air fuel cells equal to 2.3% for any sales made in 2006 and 3.3% in any year thereafter; and

  pay royalty payments on net sales by any sublicensees equal to the earned royalty that would be payable by us had the sales been made by us, provided that we will also pay an additional 0.25% royalty on net sales to foreign entities by any sublicensees.

We have also agreed to pay a minimum royalty to the Regents which will equal $100,000 for each remaining year of the license.  This minimum royalty amount is payable on February 28th of each year of the License Agreement.

PAT is obligated to diligently proceed with the development, manufacture and sale of products incorporating the licensed technology.  The Regents have also maintained mandatory sublicensing rights that may require us to grant sublicences to third parties if (i) we fail to meet market demand for prospective licensed products not included in our business plan projections, or (ii) we fail to introduce into the marketplace licensed products listed in our business plan within two years of an agreed upon schedule of product introduction dates.  The License Agreement also specifies performance obligations that must be met by us.  These performance obligations are measured in terms of gross sales revenues from sales of licensed products.  If we fail to meet these performance obligations, the Regents may, at their sole option: (i) converted the limited exclusive license to a non-exclusive license, (ii) negotiate a new schedule of performance obligations and conditions for continuation of the limited exclusive license, or (iii) terminate the License Agreement.  We are in the process of renegotiating certain provisions of the License Agreement with the Regents and, at present, the Regents have not claimed that PAT is in default of the License Agreement or taken any action to enforce its rights under the License Agreement.

The term of the License Agreement commenced March 13, 2001 and will remain in effect until the expiration or abandonment of the last of the licensed patents, unless terminated earlier in accordance with the terms of the License Agreement.

Our Fuel Cell Technology

The Zinc Air Fuel Cell

Our fuel cell technology is a metal oxide fuel cell using simple physical chemistry.  It uses a combination of atmospheric oxygen and zinc pellets in a liquid alkaline electrolyte mixture referred to as an "electrolyte" to generate electricity.  The by-products from the chemical reaction are zinc oxide and potassium zincates. The electrolyte used in the ZAFC fuel cells is potassium hydroxide, a chemical which is readily available in commercial quantities.  In operation, the fuel cell consumes all of the zinc; and is operationally quiet, providing instantaneous stable electrical energy with zero greenhouse gas emissions.

The ZAFC Stack

The zinc-air fuel cell is constructed in a modular form of unit cells known as a ZAFC stack.  The ZAFC stack forms the base platform component of our planned products.  The ZAFC stack incorporates individual unit cells into a stack of fuel cells in a configuration that will enable us to specifically design, engineer, package and brand a range of products that can be targeted at a range of applications suitable for the customers' requirements.  By designing and incorporating ZAFC stacks into our products, we will be able to provide customized power/energy requirement, which are measured in kilowatts, and total energy capacity, measured in kilowatt-hours, for specific applications and markets.

The ZAFC stack is constructed in a modular form of unit cells, each of which is made up of a hopper, a self-feeding galvanic cell with air and refuelling ports. The hoppers in each cell act as buffers to protect the air electrodes during refuelling and handling. The cells are joined or moulded together in a fuel stack module that is connected to an electrolyte storage tank that contains the electrolyte and discharge products. Each cell contains a lightweight plastic frame, a current collector/mesh, and a paper-thin air electrode.  The plastic frame extends upwards to create a hopper which can hold additional zinc pellets that are fed into the cell as the zinc is used up in the cell. The lightweight cells generate the power from the ZAFC stock.  The size of the lightweight fuel cell stack determines power (measured in kilowatts); and the electrolyte reserve tank (together with the amount of zinc in the hopper) determines, the total energy capacity (measured in kilowatt-hours) and operational cycle of the device.

The ZAFC system components are divided into five categories:

  air cathodes

  cell frames and stand-offs

  current collector, metal plates and discs

  controllers, pumps and blowers

  containers and filters

The current, self-feeding design incorporates a hopper from which the zinc pellets, less than 1mm in size, feed through a restricted opening into a wedge shaped cell to react with the flowing electrolyte during operation. The stack module is connected to an electrolyte storage tank containing electrolyte and discharge products, a blower to circulate air, a pump to circulate the electrolyte through the cells and over the zinc, and several other ancillary components depending on the specific application. In operation zinc pellets, less than 1 mm in diameter, are pushed along the base of horizontal fill tubes by the flowing electrolyte. The zinc pellets flow through slots to load each individual cell situated above the reaction cell. The very narrow (less than 3mm wide) cell openings allow the particles to feed informally into the cell to form an open, loosely packed structure, which permits the oxidation of the zinc and easy flow of electrolyte. The electrolyte flows upward through the cell and hopper to remove heat and reaction by products.

The ZAFC based devices are self-contained and the electric power required to drive the ancillary air and electrolyte pumps is negligible, consuming less than one half of a percent of the fuel cell stacks gross output. The ZAFC has refuelling capability in that the invariant materials (zinc and electrolyte) can be replaced during the discharge cycle. Topping up of ZAFC's electrolyte storage tank and zinc hopper can be performed in minutes. The residual zinc oxide can be recycled.

Recycling and Recovery of Fuel

During operation, zinc is converted into zinc oxides that are retained in the electrolyte. At any period during discharge zinc can be recovered from the electrolyte and recycled for later re-use. The zinc is not consumed, in the sense of gasoline or diesel; rather, it operates as a carrier of electrical energy. Residual zinc oxide created during this process can be recycled back into reusable zinc (via electrolysis) so that it can again be fed into the ZAFC stack.

Zinc oxides can be recycled to form new zinc by electrolysis using a simple process, which may be incorporated in the overall system or sited at a central or service station location.

Our license rights include exclusive word-wide rights to the second LLNL patent pertaining to a low-cost process for recovering zinc and converting it to pellet form for reuse in the ZAFC system. We may pursue the development of a zinc recovery and recycling unit in conjunction with a zinc partner; however, there are zinc recovery systems using other processes that may be adaptable to our purposes with less development.

Advantages of our Zinc Air Fuel Cell Technology

We believe that our ZAFC technology offers a unique combination of advantages over alternative competing technologies and power solutions.  These advantages include:

  Economical Energy Source.  We currently estimate that fuel cell products based on our ZAFC technology offer can be manufactured and marketed at lower costs than can be achieved for conventional PEM fuel cell power solutions.  We believe that lower manufacturing and marketing costs will result in products based on our ZAFC technology being able to be competitively priced against incumbent technologies.  The low capital cost of the ZAFC is as a result of its simple design and low operating temperature which allow the majority of components to be conventionally sourced and combined with low-cost fabrication techniques.  In addition, the consumables used comprise zinc and potassium hydroxide, both of which are inexpensive and easily sourced.

  High Specific Energy.  The ZAFC has an energy output of approximately five to six times that of lead acid batteries of the same weight.

  Rapid Refuelling and Continuous Use.  Products incorporating our ZAFC technology can be designed to be rapidly refuelable through an exchange of electrolyte and addition of zinc pellets, rather than being slowly recharged using electricity. This will allow products incorporating our ZAFC technology to be used for applications requiring near continuous use.

  Environmental - Zero Airborne Emissions. Products incorporating our ZAFC technology will not produce any significant airborne emissions. The reaction by-product, zinc-oxide, is retained in the electrolyte and can be recycled via electrolysis.

  Technology Safety Issues. Products incorporating our ZAFC technology will not face the safety, storage and siting issues inherent in competing technologies, such as PEM fuel cells and generators, that rely on explosive fuel types such as hydrogen or gasoline.

Development of our Zinc Air Fuel Cell Technology

Historical Development

Our ZAFC technology was developed through a joint collaboration effort between LLNL and the DOE. LLNL is a leading United States Government research and development facility located in Livermore, California.  LLNL created the ZAFC using internal support and additional support from the International Lead Zinc Research Organization and the U.S. Department of Energy.  Prior to September 30, 2005, over $6.0 million had been invested in the technology. From 1992 to 1997 LLNL and the DOE spent over $1.0 million on the original research concept and development of the ZAFC.  Between 1998 and 2005, the Company's now largest shareholders invested a further $5.0 million to bring the ZAFC to the prototype level.

LLNL scientists and engineers achieved significant breakthroughs in the design of the ZAFC which were subsequently patented by LLNL and exclusively licensed to Power Air Tech.  LLNL developed prototypes of the ZAFC stock that were designed to prove power and energy assumptions.  Power Air Tech continued this development by updating the ZAFC stock in order to reduce weight and design costs, improve robustness and simplify the assembly process.

Current State of Development

The following development of the ZAFC fuel cell has been completed to date:

Phase

Description

Development Work Completed by:

Dates Work Completed

0

Initial Development of Zinc Air unit

LLNL, the Department of Energy and the International Lead Zinc Research Organization

1995

1

Patenting of cell design

LLNL

1995 and 1996

2

Experimentation with various air cathodes and sealants

LLNL and PAT

1998

3

Completion of multi-cell ZAFC unit for demonstration

LLNL and PAT

2000

4

Proof of Power Curve - successful testing of ZAFC

LLNL, PAT and Argonne National Laboratories

2001

As a result of the completion of this development work, we have developed and configured initial prototypes based on combining cell stacks with an electrolyte storage tank to form a six-cell or twelve-cell basic unit. We have established in principal that stacks of six or twelve full-size cells can be linked together (or scaled) to pro/vide the desired power and energy capacity for a particular application.  We have not experienced any adverse chemical or electrical side-effects as a result of combining fuel cells into stacks, however we plan to continue testing and monitoring of these issues as we proceed with further development

Our Financial Condition

During the next 12 months we anticipate that we will not generate any revenue.  We had working capital of $1,698,015 at June 30, 2006, primarily due to the completion of a private placement in June 2006 of 1,792,572 units, at a subscription price of $1.10 per unit and for net proceeds of $1,853,634, with each unit being comprised of one share and one-half of one non-transferable common stock share purchase warrant of our company, and with each such whole warrant being exercisable for one share at an exercise price of $1.50 per share exercisable until June 28, 2008.  We anticipate that our current working capital will be sufficient to enable us to complete phases 6 through 8 and commence phase 9 of our 12 phase product development plan and to pay our general and administrative expenses for the next twelve months.  We will, however, require additional funds to complete phases 9 through 12 and commercialize our product and there is no assurance that we will obtain the funding necessary.  If we do not continue to obtain additional financing going forward, we will be forced to abandon our plan of operations.

Plan of Operations

We have determined to focus resources on the development of one ZAFC product that we envision would be manufactured and marketed by an original equipment manufacturer (an "OEM") under agreement with us. Our initial ZAFC product will initially be targeted to OEMs delivering power solutions to the business and residential backup and emergency power segment.

We will design our initial prototype for OEM integration into a ZAFC based portable emergency generator designed for back-up or emergency use in homes and small businesses.  This generator will be designed to be suitable for use both indoor use, as it will not generate emissions, and outdoor use. The generator will be designed to generate DC power at a rated power output of 2.5 Kilowatts, with a peak power output of 4.0 Kilowatts, and to run for five to six hours continuously at fully rated power when fully fuelled.  Following the five to six hour operating period, the fuel will be replaced by:

  replacing the power cartridge on top of the unit, which should take less than one minute and releasing the fuel (zinc) into the hopper and which may be completed while the unit is still operating; and

  replacing one or more of the electrolyte tanks on the bottom of the unit, which should take no longer than two minutes, and will be accomplished without any exposure of the end-user to any electrolyte.

We plan to complete the following development work in order to achieve this objective:

Phase

Description of Development Phase

Description of Development Work

Planned Timing

5

Product Concept

We plan to completed additional preliminary cell testing, identification of engineering requirements, and costing

Ongoing to the end of 2006

6

Program Concept

We plan to complete the identification of engineering requirements, the design concept for the prototype and further refine our business plan

Third quarter of 2006

7

Engineering Prototype

With input of an OEM, we plan to complete the design, manufacture and testing of an engineering prototype incorporating our ZAFC fuel cell technology

Fourth quarter of 2006

8

Engineering Verification

This phase will consist of further construction and field testing of engineering prototypes

First quarter of 2007

9

Manufacturing Prototype

With input from a manufacturing partner, we plan to design a commercial product with product design freeze and quality plan

First and second quarters of 2007

10

Manufacturing Verification

This phase will consist of the construction and beta testing of manufacturing prototypes and completion of plan for launching the product into the market-place

Third and fourth quarters of 2007

11

Pilot Production

This phase will consist of manufacturing pilot units of the product and confirmation that our initial required cost and quality targets have been met

The fourth quarter of 2007 to the first quarter of 2008

The above timetable is an estimate prepared by company management based on our plans and objectives as they presently exist, and there are a number of contingencies that could cause our timetable not to be met.  While each phase is unique and time limited, specific tasks in multiple phases can overlap. As such, while we are completing Phase 6, the product and technical teams are also undertaking tasks that fall into Phases 7 and 8.

If we are successful in completing this development work, then we plan to undertake additional development work in order to expand our range of products incorporating the ZAFC technology.  We plan to undertake work on a parallel path to develop the additional products further to OEM specifications and requirements, which may include the following:

  a portable generator;

  stationary generators of multiple sizes;

  uninterruptable power supply back-up systems for computer systems and data centres;

  building, television communications and cable television back-up systems of multiple sizes; and

  auxiliary power units of multiple sizes.

We plan to work with OEM's to identify those segments where products incorporating our ZAFC technology will achieve the most commercial success.  This process will be integral in our determinations as to what product development we plan to pursue after we complete our additional product development work.

Our ability to undertake our current development work and this future development work will be subject to our ability to obtain the necessary financing to fund this development work.  Further, our success in developing our initial product will be critical in enabling us to proceed to future development work.  We may be forced to abandon plans for future development work if our initial product is not successful or we do not achieve the required financing.

In undertaking our development work, it will be our intention to continuously enhance our product range and to develop new generations of products.  However, we do not plan to divert resources from the initial OEM module development unless significant investment in an alternative application is provided by an OEM. We plan to retain a strategic role in the assembly and distribution of products, which will ensure continuity of product service and quality for customers.

In undertaking our development work, we plan to outsource materials handling and manufacturing of components to existing component manufacturers. The aim of this strategy is to alleviate capital costs in the setting up of manufacturing plants, and this will provide flexibility in sourcing of components and compliance of design specification rules in each country.

Prototyping and Testing

As we update the ZAFC design as we complete our development work, we anticipate that many of the core components and materials will change. Each variation will require extensive single-cell and unit testing as well as forensic work.  While it is reasonable to acquire some test and lab apparatus (load banks, etc.), we believe that many of the environmental tests may be more cost effectively undertaken in conjunctions with a third party.  This is one of the reasons why we have established a presence at the National Research Council's Institute for Fuel Cell Innovation facility in Vancouver, Canada, as described below.

Manufacturing

We anticipate that manufacturing of any commercial products incorporating our core ZAFC stack technology will be undertaken by an OEM under agreement with us.  At the same time, design of the products, especially design of the core ZAFC stack for the manufacturing prototype, will require extensive input from not only experienced designers and engineers, but also from experienced production staff. For this reason, we entered into a Memorandum of Understanding with Midstates Tool & Machine, an established plastics tooling and machining company, located in Decatur, Indiana, that would be able to manufacture the components we require. Midstates Tool & Machine has advanced computer aided design and manufacturing capability to allow for the easy iteration of designs during the prototyping phase. We are in the process of entering into a longer term manufacturing agreement with them.

Research and Development Facilities

Our primary facility is located in Livermore, California within close proximity of the LLNL laboratories.  This facility accommodates personnel required to implement the application designs, developments, and commercialization phases of the ZAFC system.  We plan to carry out the majority of our research and development work at our Livermore facility.

Canada National Research Council

PAT has also established a Canadian subsidiary, Power Air (Canada) Corporation.  Our Canadian subsidiary leases office space at the National Research Council of Canada's Institute for Fuel Cell Innovation (NRC-IFCI) in Vancouver, British Columbia, Canada, which is widely considered to have the world's most advanced cluster of companies and organizations focused on fuel cell technologies.  We believe that our presence at the NRC will provide us with the opportunity to interact with other leading companies and leverage both NRC resources (for testing and project development) and the vast pool of local talent to reduce cost and time to market.  We presently do not have any collaboration agreement with the NRC.

The NRC-IFCI is home to the NRC Fuel Cell Program which, in collaboration with industry, universities, and other government agencies, provides research and innovation support in areas critical to the growth of the sector, such as fuels research, system integration and manufacturing, and component development.

The NRC has funded major capital projects to expand the number of labs and to provide testing facilities specialized for different fuel-cell sizes and different fuel-cell types. Infrastructure includes demonstration facilities to showcase new technology, incubation space for start-ups, and access to specialized information resources.  As such, the NRC IFCI provides us with access to critical product development systems and provides an ideal setting for presenting to prospective OEM and fuel cell partners

Marketing and Sales

We plan to focus on delivering ZAFC technology based products and systems to the market in collaboration with OEMs.  Our plan is to identify and enter into strategic relationships with OEM's that are interested in pursuing the commercialization of products incorporating our ZAFC technology.  Partnering with OEM's is expected to reduce the time required to commercialize our technology as it offers the ability to:

  leverage the OEM's market intelligence, specifications requirements, systems integration, and product development expertise;

  leverage the OEM's customer base for field trial activities and feedback;

  leverage the OEM's product design, certification, and regulatory approval expertise; and

  leverage the OEM's marketing, sales, distribution, installation, and service capabilities.

By partnering with OEM's, our objective will be to avoid duplicating costly, already existing OEM manufacturing, distribution, service and support infrastructures, thus enabling us to focus on cost reduction and improvement of our core technology offering.

We plan to support the OEM systems integration, product development, codes and standards, testing, and siting activities and participate with OEMs in end-user field trials. ZAFC hopper and cell size and configuration can be customized to meet OEM end-user product requirements.

We also plan to attempt to develop a strategic relationship with a fuel solution business partner, and to collaborate with this partner to implement a fuel supply, distribution, siting, re-fueling logistics, and re-cycling business model.

Commercialization of our zinc based product may be an important development for the zinc industry.  Our product may represent a substantial new fuel market for zinc that zinc companies could supply to.  The process of recycling the zinc, through electrolysis, could also offer a major sustainable revenue producing opportunity to companies in the zinc industry.

We also plan to develop market awareness for the ZAFC through identifiable brand imaging by introducing our logo (with or without text) on all systems, similar to "INTEL inside".  The logo itself was derived by stylizing the company's initials "PAC" in to a linked "P" for Power and "A" for Air inside a circulating "C" for Corporation, which also represents an electron or energy being released in the chemical process.

We plan to focus our marketing efforts on establishing relationships with major organizations and we will target trade shows and trade press in order to promote these relationships.  We also plan to promote our technology via press releases and editorial write-ups in trade publications.  We plan to undertake limited media advertising.  We plan to retain the services of an advertising agency to assist in public relations and marketing communications. This will be subject to review during the product launch phase. We anticipate that the primary promotional and marketing effort will be performed in conjunction with the our OEM and zinc strategic partners.

Government Approvals and Regulation

One of our objectives will be to establish relationships with relevant regulators, government and industry agencies in regard to the endorsement of our technology and products. We plan to seek approvals or recognition for the ZAFC product as a complying zero-emission quality power source. In particular, we plan to seek to align our technology and products in order to qualify for grants and assistance programs directed at end-users wishing to adopt clean power alternatives.

If we are to introduce products incorporating our ZAFC technology into the marketplace, we will have to have obtain Underwriters Laboratory and CSA International certifications for North America, and CE certifications for Europe prior to being able ship or install any product.  Most OEMs will not put anything into their end user product that does not have these certifications.  Accordingly, we plan to design all products that we develop so that they will be able to pass all major certifications (North America, Europe, Asia) with the same design.  The expense associated with this government regulatory compliance will be incorporated into the costs for the design and development of our products.

At this time, we do not know what additional requirements, if any, each jurisdiction will impose on our product or its installation. We also do not know the extent to which any new regulations may impact our ability to distribute, install and service our product. Once our product reaches the commercialization stage and we begin distributing our systems to our early target markets, the federal, state or local government entities may seek to impose regulations.

We anticipate that we will require an additional $3,000,000 to pursue our business plan for the next 12 months and to provide working capital for our operating activities.  We believe that debt financing will not be an alternative for funding the development, manufacturing and marketing of our fuel cell based commercial products as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock.

Results of Operations

Nine Months Ended June 30, 2006 Compared to the Nine Months Ended June 30, 2005

The following table sets out our consolidated loss during the nine months ended June 30, 2006, and 2005, respectively:

 Nine Months
Ended
June 30, 2006

 Nine Months
Ended
June 30, 2005

(Unaudited)

(Unaudited)

Revenue

$ --

 $              --

Operating Expenses

 Depreciation

10,568

--

 Development and engineering

325,903

--

 General and administration

2,136,161

287,995

 License fees

70,990

46,875

 Marketing and selling

297,250

--

Loss from Operations

(2,840,872)

(334,870)

Interest Expense

--

(30,666)

Net Loss

$ (2,840,872)

$ (365,536)

We recorded a net loss of $2,841,000 for the nine month period ended June 30, 2006 as compared to a net loss of $366,000 for the prior period of 2005. The increase in net loss was due to stock-based compensation of $1,220,000 which was charged to operating expenses as follows: $1,076,000 for general and administration, $103,000 for marketing and selling and $42,000 for development and engineering. During the nine months ended June 30, 2006 the Company hired all of the key management team members, developed the product development and go to market strategy, completed financings of approximately $4,000,000 and established the Company's operational facilities in Livermore, California, and at the National Research Council in Vancouver, Canada.

General and administrative expenses totaled approximately $2,136,000 for the nine month period ended June 30, 2006 as compared to $288,000 for the prior period of 2005. Included in general and administrative expenses for the nine month period ended June 30, 2006 are fees and salaries relating to the Company's consultants, directors and administrative and management employees totaling approximately $438,000 as compared to $288,000 in the prior period of 2005. Investor relations and corporate development expenses for the nine month period ended June 30, 2006 totaled approximately $1,046,000 as compared to $nil for the prior period of 2005.  Stock-based compensation, included in general and administrative expenses, was approximately $1,076,000 for the nine month period ended June 30, 2006 (all in Q3) as to compared to $nil in 2005. Travel related expense was approximately $133,000 for the nine month period ended June 30, 2006 compared to $nil in the prior period of 2005. Professional fees were approximately $282,000 in the nine month period ended June 30, 2006 as compared to $nil in the prior period of 2005.  The increase in professional fees relate to the audit and one-time legal costs associated with establishing contracts and assistance in meeting SEC filing requirements initially and ongoing.  The remaining approximately $207,000 of general and administrative costs for the nine month period ended June 30, 2006 was for telephone, rent, office and regulatory fees, net of interest income, as compared to approximately $nil in the prior period of 2005.

Development and engineering expenses totaled approximately $326,000 for the nine month period ended June 30, 2006 as compared to $nil for the prior period of 2005. Included in development and engineering expenses for the nine month period ended June 30, 2006 are salaries of approximately $206,000, stock-based compensation of approximately $42,000, consulting fees of approximately $12,000, lab supplies and development costs of approximately $44,000 and travel costs of approximately $22,000.

Marketing and selling expenses totaled approximately $297,000 for the nine month period ended June 30, 2006 as compared to $nil for the prior period of 2005. Included in marketing and selling expenses for the nine month period ended June 30, 2006 are salaries of approximately $162,000, stock-based compensation of approximately $103,000, advertising and promotional costs of approximately $5,000, telephone costs of approximately $2,000, website costs of approximately $6,000 and travel and automobile costs of approximately $19,000.

Also included in net loss for the nine month period ended June 30, 2006 are license fees of approximately $71,000 relating to the annual license fee from LLNL as compared to $47,000 for the prior period of 2005.

In the prior period of 2005 there was interest accruing on debts owing to various related parties and creditors totaling approximately $31,000 where no such amounts were owing for 2006.

Liquidity and Capital Resources

The following table sets forth our cash and working capital as of June 30, 2005, September 30, 2005, March 31, 2006 and June 30, 2006, respectively:

 As of
June 30,
2006

 As of
March 31,
2006

 As of
September 30, 2005

 As of
June 30,
2005

Cash reserves

$1,659,662

$ 497,278

$ 1,040,998

$ 480

Working capital (deficiency)

$1,698,015

$ 545,906

$ 785,006

$ (4,104,418)

In June 2006 we completed a private placement of 1,792,572 units, at a subscription price of $1.10 per unit and for net proceeds of $1,853,634, with each unit being comprised of one share and one-half of one non-transferable common stock share purchase warrant of our company, and with each such whole warrant being exercisable for one share at an exercise price of $1.50 per share exercisable until June 28, 2008.

We plan to spend approximately $3,000,000 over the next twelve months in carrying out our plan of operations, subject to the availability of additional financing.  We anticipate that our working capital will be sufficient to enable us to complete phases 6 through 8 and commence phase 9 of our product development plan and to pay our general and administrative expenses for the next twelve months.  However, our ability to complete phases 9 through 12 of our product development plan will be subject to us obtaining additional financing as these expenditures are expected to exceed our cash reserves.

The Company currently has no sources of revenue to provide incoming cash flows to sustain future operations. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to enter into OEM joint venture agreements, to raise additional equity financing and generate revenue, cash flow and attain profitable operations. There can be no assurance that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at June 30, 2006 the Company has had accumulated losses of approximately $9,571,551 since inception. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

- 30

Operating Activities

Operating activities in the nine months ended June 30, 2006 and 2005 used cash of $1,904,114 and $324,911, respectively, which reflect our recurring operating losses.  Operating activities have primarily used cash as a result of the development of our technology and organizational activities such as setting up our facilities and hiring and compensating a senior management team, and repaying certain accrued liabilities.

Investing Activities

In the nine months ended June 30, 2006 investing activities used cash of $105,193 to purchase property and equipment.  There were no investing activities in the nine months ended June 30, 2006.

Financing Activities

As we have had no revenues since inception, we have financed our operations primarily by using existing capital reserves, entering into settlements with debtors, obtaining debt financing and through private placements of our stock.  Accordingly, financing activities in the nine months ended June 30, 2006, provided cash of $2,627,971 from the sale of our equity securities.  In the nine months ended June 30, 2005 financing activities provided cash of $324,684 as a result of advances from a related party.

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

Stock-Based Compensation

Prior to January 1, 2006 the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company's employee stock options was less than the market price of the underlying common stock on the date of grant. The Company also had adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123") and SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure. In March 2005 the SEC issued SAB No. 107, Share-Based Payment ("SAB 107") which provides guidance regarding the interaction of SFAS 123R and certain SEC rules and regulations. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

Effective January 1, 2006 the Company adopted the fair value recognition provisions of SFAS No. 123R "Share Based Payments" using the modified retrospective transition method. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. The Company has estimated the fair value of each award as of the date of grant or assumption using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company's stock price. Although the Black-Scholes model meets the requirements of SFAS 123R and SAB 107, the fair values generated by the model may not be indicative of the actual fair values of the Company's awards, as it does not consider other factors important to those share-based payment awards, such as continued employment, periodic vesting requirements, and limited transferability.

The Company had no outstanding stock options or unvested share based payments as of this date and prior to March 31, 2006. Accordingly, there was no effect on the Company's previously reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

On April 1, 2006 the Board of Directors adopted a comprehensive "2006 Stock Incentive Plan" to issue stock-based compensation, including stock options, to officers, directors, employees and consultants of the Company. Also on April 1, 2006, the Board of Directors passed a resolution to grant 2,550,000 stock options to certain officers, directors, employees and consultants. On June 15, 2006 an additional 200,000 stock options were granted to the Company's new Chief Executive Officer, which are also exercisable at $0.65 for a period of two years.

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

Recent Accounting Pronouncements

In March 2006 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets, an Amendment of FASB Statement No. 140," (hereinafter "SFAS No. 156). This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially recorded at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006 with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In February 2006 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140," (hereinafter SFAS No. 155). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid instrument that contains an embedded derivative that would otherwise require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006 with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes of financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

__________

PART II - OTHER INFORMATION

Item 1.          Legal Proceedings

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 2.          Unregistered Sales of Equity Securities

On June 27, 2006 we issued 1,792,572 units, at a subscription price of $1.10 per unit and for net proceeds of $1,853,634, with each unit being comprised of one share and one-half of one non-transferable common stock share purchase warrant of our company, and with each such whole warrant being exercisable for one share at an exercise price of $1.50 per share exercisable until June 28, 2008. We completed the private placements pursuant to Rule 903 of Regulation S and Section 4(2) and Rule 506 of the Securities Act.  The persons purchasing units pursuant to Rule 903 of Regulation S represented to us that they resided outside of and were not U.S. Persons. Those individuals, who are residents of the United States that purchased Units pursuant to Rule 506 of Regulation D of the Securities Act, represented (i) their status as accredited investors and (ii) their intention to acquire the securities for investment only and not with a view toward distribution.  Appropriate restrictive legends have been affixed to the share and warrant certificates issued to these purchasers in accordance with Regulation S and Regulation D.  Each investor was given adequate access to sufficient information about us to make an informed investment decision.  None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

Item 3.          Defaults Upon Senior Securities

None.

Item 4.          Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the nine months ended June 30, 2006.

Item 5.          Other Information

None

Item 6.          Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:

 Exhibit
Number

Description of Exhibit

3.1

Articles of Incorporation.(1)

3.2

Bylaws.(1)

10.1

Share Exchange Agreement among the Company, the vendor, PAT, the HDH Group and Mr. Haley, dated for reference effective on August 22, 2005.(2)

10.2

Stephen Williams Services Contract between the Company and Stephen Williams, dated for reference effective on October 1, 2005, as amended.(2)(3)

 Exhibit
Number

Description of Exhibit

10.3

Sales and Marketing Employment Agreement among the Company, Power Air and Donald Ceci, dated for reference effective on October 3, 2005.(2)

10.4

Corporate Development Employment Agreement among the Company, Power Air and Remy Kozak, dated for reference effective on October 3, 2005, as amended.(2)(3)

31.1

Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2006.

32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2006.

  Previously filed with the SEC as an exhibit to our Registration Statement on Form SB-2 as originally filed with the SEC on December 2, 2004.

  Previously filed with the SEC as an exhibit to our Current Report on Form 8-K as originally filed with the SEC on October 7, 2005.

  Previously filed with the SEC as an exhibit to our Current Report on Form 8-K as originally filed with the SEC on May 31, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 POWER AIR CORPORATION

Per:

/s/"Remy Kozak"
Remy Kozak
 President, Chief Executive Officer and
Principal Executive Officer
Date: August 14, 2006.