Form 10QSB/A
period 2006-03-31
POWER AIR CORP
filed 2006-09-13
CIK 1310261

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒
  No  ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  44,823,218 shares of common stock as of September 11, 2006.

Transitional Small Business Disclosure Format (check one):  Yes  ☐
   No  ☒

EXPLANATORY NOTE

This Quarterly Report on Form 10-QSB/A amends the registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006 to provide information under "Controls and Procedures" about the remediation during the quarter ended March 31, 2006 of a material weakness in the registrant's disclosure controls and procedures resulting solely from a material weakness in the registrant's internal controls over financial reporting as disclosed in the registrant's Form 10-QSB for the quarterly period ended December 31, 2005.

The material weakness related to two large post-closing adjustments recorded by the registrant in connection with the valuation and classification of common shares issued by the registrant under the share exchange agreement relating to the acquisition of its wholly owned subsidiary, Power Air Tech, Inc. ("PAT"), in September 2005.  These shares were issued to H. Dean Haley for agreeing to act as the registrant's Chief Operating Officer upon completion of the registrant's reverse merger transaction with PAT.  The registrant had originally put no value on these shares and treated them as part of the reverse merger transaction.  Subsequently, the registrant and its independent auditors agreed that the shares were required to be valued and charged as an expense.

During the quarter ended March 31, 2006, the registrant remediated this material weakness by instituting additional internal controls over our financial reporting whereby it will seek independent financial accounting advice in connection with any unusual accounting entries surrounding equity or debt issuances and valuations and the related accounting treatment therefor to ensure the proper valuation and classification of these transactions in the registrant's consolidated financial statements.

All other financial and other information in the originally filed Form 10-QSB for the quarterly period ended March 31, 2006 remains unchanged.

This Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB, or modify or update the disclosure therein in any way other than as required to reflect the amendments set forth herein. Pursuant to SEC rules, included as Exhibits 31.1 and 32.1 to this Form 10-QSB/A are currently dated certifications of the registrant's Chief Executive Officer and Chief Financial Officer.

POWER AIR CORPORATION

Quarterly Report On Form 10-QSB/A

For The Quarterly Period Ended

March 31, 2006

FORWARD-LOOKING STATEMENTS

This Form 10-QSB/A for the quarterly period ended March 31, 2006 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, our annual report on Form 10-KSB for the transition period from June 30, 2005 to September 30, 2005. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this prospectus. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

PART I - FINANCIAL INFORMATION

Item 1.               Financial Statements

The following unaudited consolidated interim financial statements of Power Air Corporation are included in this Quarterly Report on Form 10-QSB/A:

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

$497,278

$1,040,998

$480

Working capital (deficiency)

$545,906

$785,006

$(4,104,418)

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

Item 3.               Controls And Procedures

Remediation of Material Weakness

In our Quarterly Report on Form 10-QSB for the three month period ended December 31, 2005, we identified a material weakness in our disclosure controls and procedures resulting solely from a material weakness in our internal controls over financial reporting.  The material weakness related to two large post-closing adjustments recorded by us in connection with the valuation and classification of common shares issued by us under the share exchange agreement relating to the acquisition of our wholly owned subsidiary, Power Air Tech, Inc., in September 2005.  These shares were issued to H. Dean Haley for agreeing to act as our Chief Operating Officer upon completion of our reverse merger transaction with PAT.  We had originally put no value on these shares and treated them as part of the reverse merger transaction.  Subsequently, we and our independent auditors agreed that the shares were required to be valued and charged as an expense.

During the quarter ended March 31, 2006, we remediated this material weakness by instituting additional internal controls over our financial reporting whereby we will seek independent financial accounting advice in connection with any unusual accounting entries surrounding equity or debt issuances and valuations and the related accounting treatment therefor to ensure the proper valuation and classification of these transactions in our consolidated financial statements.

Disclosure Controls and Procedures

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

Internal Controls Over Financial Reporting

As described above, in our Quarterly Report on Form 10-QSB for the three month period ended December 31, 2005, we identified a material weakness in our disclosure controls and procedures resulting solely from a material weakness in our internal controls over financial reporting.  The material weakness related to two large post-closing adjustments recorded by us in connection with the valuation and classification of common shares issued by us under the share exchange agreement relating to the acquisition of our wholly owned subsidiary, Power Air Tech, Inc., in September 2005.  These shares were issued to H. Dean Haley for agreeing to act as our Chief Operating Officer upon completion of our reverse merger transaction with PAT.  We had originally put no value on these shares and treated them as part of the reverse merger transaction.  Subsequently, we and our independent auditors agreed that the shares were required to be valued and charged as an expense. During the quarter ended March 31, 2006, we remediated this material weakness by instituting additional internal controls over our financial reporting whereby we will seek independent financial accounting advice in connection with any unusual accounting entries surrounding equity or debt issuances and valuations and the related accounting treatment therefor to ensure the proper valuation and classification of these transactions in our consolidated financial statements.

Other than as described immediately hereinabove, there have been no other changes in our internal controls over financial reporting that occurred during our most recent quarterly period that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 5.               Other Information

None

Item 6.               Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB/A:

 Exhibit
Number

Description of Exhibit

3.1

Articles of Incorporation(1)

3.2

Bylaws(1)

 Exhibit
Number

Description of Exhibit

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

10.3

Sales and Marketing Employment Agreement among the Company, Power Air and Donald Ceci, dated for reference effective on October 3, 2005(2)

10.4

Corporate Development Employment Agreement among the Company, Power Air and Remy Kozak, dated for reference effective on October 3, 2005(2)

31.1

Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 21, 2006

32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 21, 2006

(1)     Previously filed with the SEC as an exhibit to our Registration Statement on Form SB-2 as originally filed with the SEC on December 2, 2004.

(2)     Previously filed with the SEC as an exhibit to our Current Report on Form 8-K as originally filed with the SEC on October 7, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 POWER AIR CORPORATION

Per:

 /s/ "Remy Kozak"
___________________________
Remy Kozak, President, Chief Executive Officer
and Principal Executive Officer
Date: September 11, 2006.

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Per:

 /s/ "Remy Kozak"
___________________________
Remy Kozak, President, Chief Executive Officer
 and Principal Executive Officer
Date:  September 11, 2006.

Per:

 /s/ "Donald M. Prest"
___________________________
Donald M. Prest, Secretary, Treasurer,
Chief Financial Officer and Principal Accounting Officer
Date: September 11, 2006.