Form 10KSB
period 2006-09-30
POWER AIR CORP
filed 2007-01-10
CIK 1310261

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-KSB
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2006
☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to Commission file number 000-51256
POWER AIR CORPORATION _____________________________________________________________________________________________________ (Name of small business issuer in its charter)
Nevada _________________________________________________ (State or other jurisdiction of incorporation or organization)	98-0433974 _________________________________________________ (I.R.S. Employer Identification No.)
4777 Bennett Drive, Suite E, Livermore, California, U.S.A. _________________________________________________ (Address of principal executive offices)	94551 _________________________________________________ (Zip Code)

Issuer's telephone number: (925) 960-8777

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common stock, par value $0.001 per share.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☒        No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.       ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐        No  ☒

State issuer's revenues for its most recent fiscal year: $Nil.

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the average bid and asked price of such common stock on December 27, 2006, was $9,184,558.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 45,610,818 shares of common stock as of January 8, 2007.

Transitional Small Business Disclosure Format (check one).      Yes  ☐        No  ☒

POWER AIR CORPORATION
Form 10-KSB

PART I

Item 1.        Description of Business.

This annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Forward-looking statements in this annual report include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties outlined in this annual report under "Risk Factors" below. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this annual report. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this annual report are made as of the date of this annual report and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

In this annual report, unless otherwise specified: (i) all dollar amounts are expressed in United States dollars, (ii) references to "common shares" refer to the common shares in our capital stock (iii) references to "Power Air Corporation", "the Company", "our company", "PAC", "we", "us" and "our" mean Power Air Corporation and its subsidiaries, unless the context otherwise requires, (iv) references to "Power Air Tech" and "PAT" mean our wholly-owned subsidiary Power Air Tech, Inc., (v) all financial information is stated in United States dollars (US $) unless otherwise specified, and (vi) our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

Overview

Name and Incorporation

Our company was formed under the laws of the State of Nevada on August 26, 2004 under the name 'Fortune Partners, Inc.'. By an amendment to our Articles of Incorporation we changed our name to Power Air Corporation effective on December 22, 2005.

Our principal business offices are located at 4777 Bennett Drive, Suite E, Livermore, California, U.S.A, 94551, our telephone number is (925) 960-8777 and our facsimile number is (925) 960-9197.

We own 100% of the issued and outstanding share capital of Power Air Tech, Inc., which was formed under the laws of the State of Delaware in October of 1997, together with 50% of the issued and outstanding shares of Power Air (Canada) Corp. ("Power Air Canada"), which was formed under the laws of the Province of British Columbia, Canada, on December 12, 2005. Power Air (Canada) Corp. is considered a variable interest entity due to the Company's control over the operations and 100% funding of costs to date, thus, is considered a 100% consolidated subsidiary.

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

Prior to the completion of the acquisition, the operations of PAT focused on raising funds through a reverse merger with a public company, settling outstanding debt and maintaining its license with Lawrence Livermore National Laboratory in Livermore, California. Accordingly, we did not have any significant operating results in the year ended September 30, 2005.

Our Business

We hold the exclusive world-wide license for the development and commercialization of the zinc air fuel cell ("ZAFC") technology developed through an extensive joint collaboration effort with Lawrence Livermore National Laboratory ("LNLL") and the United States Department of Energy ("DOE"). We also have exclusive world-wide rights to a second LLNL patent pertaining to a low-cost process for recovering zinc and converting it to pellet form for reuse in the ZAFC system. LLNL is a leading United States Government research and development facility located in Livermore, California.

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

Our objective is to commercialize the ZAFC technology to the stage where the technology can be incorporated into ZAFC products that can be manufactured and sold for use in power supply commercial applications. We have completed initial development work on a prototype zinc air fuel cells incorporating our technology. We plan to continue this development work in order to develop products incorporating our ZAFC technology that can be commercially marketed to consumers and businesses. In pursing this objective, we plan to undertake strategic relationships with original equipment manufacturers ("OEMs") who would incorporate our ZAFC technology into fuel cell products to be manufactured and sold by the OEM.

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

We anticipate that our working capital at December 31, 2006 together with a planned equity financing in early 2007 of a minimum of $5 million will be sufficient to enable us to complete the product and program concept phases, the design, manufacture and testing of engineering prototypes and begin the design of a manufacturing prototype. Our ability to complete the manufacture and testing of manufacturing prototypes and the pilot product of commercial products will require that we obtain additional financing of a further $10 million before September 30, 2007.

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

Commercialization of Fuel Cells

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

Fuel cells have been presented as an alternative technology for power solutions as they do not possess some of the limitations of batteries and engines. Fuel cells offer an alternative solution as they can operate without the noise and emissions associated with hydrocarbon combustion and can provide a continuous source of electrical power.

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

Our ZAFC Technology Solution

We believe that fuel cells incorporating our ZAFC technology offer the opportunity to deliver a fuel cell solution without the limitations of commercial products powered by conventional PEM fuel cells. We believe that our ZAFC technology offers the ability to develop and manufacture a fuel cell that has lower manufacturing and operating costs than conventional PEM fuel cells and that uses inexpensive, abundant and non-volatile zinc as its fuel, rather than hydrogen which is volatile and is difficult to distribute and store. Accordingly, our business objective is to develop ZAFC fuel cells that we will target for those segments of the power generation market that we believe will be most ready to accept a ZAFC fuel cell as an acceptable alternative to conventional sources of power. Based on our initial mapping of market opportunities, we expect that portable backup and emergency power products for home and small businesses should be the first priority.

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

    Grid replacement products.

    Grid peaker products.

    Automobiles

    Large and Heavy Vehicles such as buses

Our Technology License Agreement

We hold our rights to the ZAFC technology pursuant to a limited exclusive patent license agreement between Power Air Tech and the Regents of the University of California (the "Regents") dated March, 2001 (the "License Agreement"). Under the terms of the License Agreement, the Regents granted to Power Air Tech an exclusive, non-transferable, royalty-bearing license to make, use, sell, offer for sale and import products that incorporate the licensed patents in the United States and worldwide where the patent rights to the technology exist. The license rights are limited to a "field of use" described as the zinc air fuel technology for stationary and mobile applications. The Regents also granted to Power Air Tech the right to issue royalty-bearing sublicenses to third parties to the zinc air fuel technology for stationary and mobile applications.

The licensed patents are those inventions with respect to the ZAFC technology that are summarized as follows:

United States Patents Granted
Invention Disclosure Number	US Patent Number	Title	Inventors	Issue Date
8776	5,434,020	Continuous-feed Electrochemical Cell with Non-Packing Particulate Electrode	John F. Cooper	7/18/95
9407	5,578,183	Production of Zinc Pellets	John F. Cooper	11/26/96

Foreign Patents Granted
Invention Disclosure Number	AU Patent Number	Title	Inventors	Issue Date
9407	714879	Production of Zinc Pellets	John F. Cooper	5/4/00

Foreign Patent Applications
Invention Disclosure Number	International Serial Number	Title	Inventors	Issue Date
9407	Europe - 96916453.2 Japan - 534285/1996	Production of Zinc Pellets	John F. Cooper	5/10/96

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

  pay royalty payments on net sales of individual zinc air fuel cells equal to 2.3% for any sales made in 2006 and 3.3% in any year thereafter; and

  pay royalty payments on net sales by any sub-licensees equal to the earned royalty that would be payable by us had the sales been made by us, provided that we will also pay an additional 0.25% royalty on net sales to foreign entities by any sub-licensees.

We have also agreed to pay a minimum royalty to the Regents which will equal $100,000 for each remaining year of the license. This minimum royalty amount is payable on February 28th of each year of the License Agreement.

Power Air Tech is obligated to diligently proceed with the development, manufacture and sale of products incorporating the licensed technology. The Regents have also maintained mandatory sublicensing rights that may require us to grant sublicenses to third parties if (i) we fail to meet market demand for prospective licensed products not included in our business plan projections, or (ii) we fail to introduce into the marketplace licensed products listed in our business plan within two years of an agreed upon schedule of product introduction dates. The License Agreement also specifies performance obligations that must be met by us. These performance obligations are measured in terms of gross sales revenues from sales of licensed products. If we fail to meet these performance obligations, the Regents may, at their sole option: (i) converted the limited exclusive license to a non-exclusive license, (ii) negotiate a new schedule of performance obligations and conditions for continuation of the limited exclusive license, or (iii) terminate the License Agreement. We are in the process of renegotiating certain provisions of the License Agreement with the Regents and, at present, the Regents have not claimed that Power Air Tech is in default of the License Agreement or taken any action to enforce its rights under the License Agreement.

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

  containers and filters

The current, self-feeding design incorporates a hopper from which the zinc pellets, less than 1mm in size, feed through a restricted opening into a wedge shaped cell to react with the flowing electrolyte during operation. The stack module is connected to an electrolyte storage tank containing electrolyte and discharge products, a blower to circulate air, a pump to circulate the electrolyte through the cells and over the zinc, and several other ancillary components depending on the specific application. A diagram presenting a cross-section view of a ZAFC fuel cell within a ZAFC stack is presented below:

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

The ZAFC based devices are self-contained and the electric power required to drive the ancillary air and electrolyte pumps is negligible, consuming less than four percent of the fuel cell stacks gross output.

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

Our license rights include exclusive world-wide rights to the second LLNL patent pertaining to a low-cost process for recovering zinc and converting it to pellet form for reuse in the ZAFC system. We may pursue the development of a zinc recovery and recycling unit in conjunction with a zinc partner; however, there are zinc recovery systems using other processes that may be adaptable to our purposes with less development.

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

  Environmental. Zero Airborne Emissions. Products incorporating our ZAFC technology will not produce any significant airborne emissions. The reaction by-product, zinc-oxide, is retained in the electrolyte and can be recycled via electrolysis.

  Technology Safety Issues. Products incorporating our ZAFC technology will not face the safety, storage and siting issues inherent in competing technologies, such as PEM fuel cells and generators that rely on explosive fuel types such as hydrogen or gasoline.

Development of our Zinc Air Fuel Cell Technology

Historical Development

Our ZAFC technology was developed through a joint collaboration effort between Lawrence Livermore National Laboratory and the United States Department of Energy. LLNL is a leading United States Government research and development facility located in Livermore, California. LLNL created the ZAFC using internal support and additional support from the International Lead Zinc Research Organization and the U.S. Department of Energy. Prior to September 30, 2005, over $6.0 million had been invested in the technology. From 1992 to 1997 LLNL and the DOE spent over $1 million on the original research concept and development of the ZAFC. Between 1998 and 2005, the Company's now largest shareholders invested a further $5 million to bring the ZAFC to the prototype level. In the fiscal year ended September 30, 2006, approximately $772,000 was spent in the development, engineering and testing of the technology.

LLNL scientists and engineers achieved significant breakthroughs in the design of the ZAFC which were subsequently patented by LLNL and exclusively licensed to Power Air Tech. LLNL developed prototypes of the ZAFC stack that were designed to prove power and energy assumptions. Power Air Tech continued this development by updating the ZAFC stack in order to reduce weight and design costs, improve robustness and simplify the assembly process.

Current State of Development

The following development of the ZAFC fuel cell has been completed to date:
Phase	Description	Development Work Completed by:	Dates Work Completed
0	Initial Development of Zinc Air unit	LLNL, the Department of Energy and the International Lead Zinc Research Organization	1995
1	Patenting of cell design	LLNL	1995 and 1996
2	Experimentation with various air cathodes and sealants	LLNL and PAT	1998
3	Completion of multi-cell ZAFC unit for demonstration	LLNL and PAT	2000
4	Proof of Power Curve - successful testing of ZAFC	LLNL, PAT and Argonne National Laboratories	2001
5	Product Concept - identification of engineering requirements and costing	Power Air Corporation	2006

As a result of the completion of this development work, we have developed and configured initial prototypes based on combining cell stacks with an electrolyte storage tank to form a six-cell or twelve-cell basic unit. We have established in principal that stacks of six or twelve full-size cells can be linked together (or scaled) to provide the desired power and energy capacity for a particular application. We have not experienced any adverse chemical or electrical side-effects as a result of combining fuel cells into stacks, however we plan to continue testing and monitoring of these issues as we proceed with further development

Plan of Operations

We have determined to focus resources on the development of one ZAFC product that we envision would be manufactured and marketed by an original equipment manufacturer under agreement with us. Our initial ZAFC product will initially be targeted to OEMs delivering power solutions to the business and residential backup and emergency power segment.

We will design our initial prototype for OEM integration into a ZAFC based portable emergency generator designed for back-up or emergency use in homes and small businesses. This generator will be designed to be suitable for use both indoor use, as it will not generate emissions, and outdoor use. The generator will be designed to generate AC power at a rated power output of 1.25 or 2.5 Kilowatts, and to run for four to six hours continuously at fully rated power when fully fuelled. Following the four to six hour operating period, the fuel will be replaced by:

  Replacing the power cartridge on top of the unit, which should take less than one minute and releasing the fuel (zinc) into the hopper and which may be completed while the unit is still operating; and

  Replacing one or more of the electrolyte tanks on the bottom of the unit which should take no longer than two minutes, and will be accomplished without any exposure of the end-user to any electrolyte.

We plan to complete the following development work in order to achieve this objective:

Phase	Description of Development Phase	Description of Development Work	Planned Timing
6	Program Concept	We plan to complete the identification of engineering requirements, the design concept for the prototype and further refine our business plan	Fourth quarter of 2006 and first quarter of 2007
7	Engineering Prototype	With input of an OEM, we plan to complete the design, manufacture and testing of an engineering prototype incorporating our ZAFC fuel cell technology	First and second quarters of 2007
8	Engineering Verification	This phase will consist of further construction and field testing of engineering prototypes	Second and third quarters of 2007
9	Manufacturing Prototype	With input from a manufacturing partner, we plan to design a commercial product with product design freeze and quality plan	Third and fourth quarters of 2007
10	Manufacturing Verification	This phase will consist of the construction and beta testing of manufacturing prototypes and completion of plan for launching the product into the market-place	Fourth quarter of 2007 and first quarter of 2008
11	Pilot Production	This phase will consist of manufacturing pilot units of the product and confirmation that our initial required cost and quality targets have been met	Second quarter of 2008

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

It should be noted that certain core technology development projects will be conducted in parallel with the core ZAFC stack commercialization to ensure the ongoing development of intellectual property, reduce the reliance on third party suppliers for key components, and extend the potential applications for ZAFC technology. One such project that has been identified is an "Air Cathode Development" project. The output of such projects may be 2-3 years in the future but will open up additional market sectors through extended lifetime and lower costs. In all cases, direct spending by the Company on such projects will be minimized through the use of government grants, tax incentives and co-development.

If we are successful in completing the core ZAFC stack commercialization work, then we plan to undertake additional development work in order to expand our range of products incorporating the ZAFC technology. We plan to undertake work on a parallel path to develop the additional ZAFC stack configurations further to OEM specifications and requirements, for products which may include the following:

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

Prototyping and Testing

As we update the ZAFC design and complete our development work, we anticipate that many of the core components and materials will change. Each variation will require extensive single-cell and unit testing as well as forensic work. While it is reasonable to acquire some test and lab apparatus (load banks, etc.), we believe that many of the environmental tests may be more cost effectively undertaken in conjunctions with a third party. This is one of the reasons why we have established a presence at the National Research Council's Institute for Fuel Cell Innovation facility in Vancouver, Canada, as described below.

Manufacturing

We anticipate that manufacturing of any commercial products incorporating our core ZAFC stack technology will be undertaken by an OEM under agreement with us. At the same time, design of the products, especially design of the core ZAFC stack for the manufacturing prototype, will require extensive input from not only experienced designers and engineers, but also from experienced production staff. On September 27, 2006 the Company entered into a four phase Development and Pre-Manufacturing Agreement (the "Mid States Agreement") with Mid States Tool and Machine Inc. of Decatur, Indiana ("Mid States"). Mid States is an established plastics tooling and machining company that has advanced computer aided design and manufacturing capability to allow for the easy iteration of designs during the prototyping phase. Pursuant to the Mid States Agreement, Mid States will re-design, cost-reduce, tool and manufacture the ZAFC. The Company paid $25,000 upon execution of this Agreement and will issue 350,000 stock options, in phases, exercisable at $0.755 per share. Upon completion of Phase 1 (Planning) a total of 50,000 stock options will be granted. Upon starting Phase 2 (Engineering Phototype) a cash payment of $25,000 will be made and upon completion of Phase 2 an additional 100,000 stock options will be granted. A final payment of $27,000 will be made upon Mid States delivering 4 demonstration prototypes at the end of Phase 2. A total of 100,000 stock options will be granted at the completion of Phase 3 (Manufacturing Prototype) and Phase 4 (Pilot Production). The cash payments do not include the costs of materials, labour (at Mid States' cost) or moulds. Upon successful completion of the above Phases the Company and Mid States will enter into a Supply Agreement. It is intended that Mid States will be the Company's exclusive manufacturer for the initial ZAFC Power Source for use in the Company's first commercial generator product in North America for a period not less than 3 years from the date of entering into the Supply Agreement.

Development, Engineering and Testing Facilities

Our primary facility is located in Livermore, California within close proximity of the LLNL laboratories. This facility accommodates personnel required to implement the application designs, developments, and commercialization phases of the ZAFC system. We plan to carry out the majority of our development and engineering work at our Livermore facility.

Canada National Research Council

Power Air Tech has also established a Canadian subsidiary, Power Air (Canada) Corporation. On July 1, 2006 our Canadian subsidiary entered into a premises lease to lease office space at the National Research Council of Canada's Institute for Fuel Cell Innovation (NRC-IFCI) in Vancouver, British Columbia, Canada; which is widely considered to have the world's most advanced cluster of companies and organizations focused on fuel cell technologies. The lease expires on March 31, 2007 and the rent is Cdn. $2,152 per month. We believe that our presence at the NRC will provide us with the opportunity to interact with other leading companies and leverage both NRC resources (for testing and project development) and the vast pool of local talent to reduce cost and time to market. We presently do not have any collaboration agreement with the NRC.

The NRC-IFCI is home to the NRC Fuel Cell Program which, in collaboration with industry, universities, and other government agencies, provides research and innovation support in areas critical to the growth of the sector, such as fuels research, system integration and manufacturing, and component development.

The NRC has funded major capital projects to expand the number of labs and to provide testing facilities specialized for different fuel-cell sizes and different fuel-cell types. Infrastructure includes demonstration facilities to showcase new technology, incubation space for start-ups, and access to specialized information resources. As such, the NRC IFCI provides us with access to critical product development systems and provides an ideal setting for presenting to prospective OEM and fuel cell partners

Marketing & Sales

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

Patents and Licences

As described above, we hold the exclusive world-wide license from LLNL for the development and commercialization of the ZAFC technology. We also have exclusive worldwide rights to a second LLNL patent pertaining to a low-cost process for recovering zinc and converting it to pellet form for reuse in the ZAFC system.

We have identified several additional patentable designs in the course of developing our core ZAFC stack, and are in the process of filing additional patent applications, but there can be no assurance that any of these patents will be issued or that patents will not be challenged.

Government Approvals

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

Government Regulation

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

Competition

The Company faces competition from a number of companies some of which are larger and have greater resources than it. The Company's competitors in the fuel cell industry include, among others, Fuel Cell Energy, Inc., Electric Fuel Corporation, Avista Laboratories, Inc., PowerZinc Corporation and Plug Power Inc. In addition, the Company will be attempting to displace established technology such as lead-acid batteries and internal combustion engines in many of the markets it enters, which have many companies that are established in these markets with greater resources than the Company. See "Risk Factors".

Incumbent portable generators from McCullough, Briggs & Stratton, Coleman and Honda are well priced at between $120 and $600 per kW for the end-user product. However, the higher end, quieter models such as the Honda EU3000 are premium priced and in greatest demand for home use. In addition to virtually silent operation, Power Air's ZAFC-based products will have the advantages of indoor siting, no emissions, no fire hazard, no explosion hazard, no burn hazard (ie: to touch it when in operation), and recyclable fuel. To compete against incumbent portable generators, the OEM will have to offer the end-user a product at a reasonable premium, considering the advantages above, to the higher end portable generator price.

To compete against higher end fossil fuel portable generators, at an average of about $600 per kW, we believe a "Green" OEM alternative needs to deliver 1500+ hours of lifetime, 4 to-6 hours run-time at full load, and an end user price of:

Introduction:	$800 - $1000 per kW
Market Penetration:	$600 - $800 per kW
Mass Market:	$500 - $600 per kW

Mineral Operations

We owned four mineral claims in British Columbia, Canada which, in October of 2004, we purchased for the cash payment of $10,000. Our mineral claims were registered in the name of one of our directors, Paul D. Brock, in trust for us. The mineral claims were located near Stewart, B.C., in the Skeena Mining Division. The total area of the four mineral claims was approximately 1800 hectares, with each of the four claims consisting of approximately 450 hectares. Each claim was further subdivided into 18 units, consisting of approximately 25 hectares each, for a total number of 72 units consisting of 1800 hectares. On July 9, 2006, these mineral claims were allowed to lapse.

Employees

We currently have 12 full-time employees and 3 part-time employees. Prior to September 30, 2005, we did not have any employees other than our officers, Paul D. Brock and Donald M. Prest.

Subsidiaries

We own 100% of the issued and outstanding share capital of Power Air Tech, Inc., which was formed under the laws of the State of Delaware in October of 1997. We also own 50% of the issued and outstanding shares of Power Air (Canada) Corp., which was formed under the laws of the Province of British Columbia, Canada, on December 12, 2005. Power Air (Canada) Corp. is considered a variable interest entity due to the Company's control over the operations and 100% funding of costs to date, thus, is considered a 100% consolidated subsidiary.

Risk Factors

Risks Related to Our Operating Results

Because we are currently a development stage company, we have no products available for sale or use and may lack the financial resources needed to bring products to market.

We are in the development stage and we have not completed the development of any products incorporating our ZAFC technology that can be commercially sold. We will not achieve commercialization of our products until such time, if ever, that we complete further development of our technology and design of products that may be commercially marketed and sold. Our long-term viability growth and profitability will depend upon successful testing, approval and commercialization of products incorporating our technology resulting from our research and development activities. Adverse or inconclusive results in the development and testing of these products could significantly delay or ultimately preclude commercialization of our technology.

If we are unable to develop any commercially viable ZAFC fuel cell based products that can be marketed and sold, then we may not be able to achieve revenues and our business may fail.

We cannot guarantee that we will be able to develop commercially viable fuel cell based products on the timetable we anticipate, or at all. The commercialization of our fuel cell products requires substantial technological advances to improve the efficiency, functionality, reliability, cost and performance of these systems and products and to develop commercial volume manufacturing processes for these systems and products. We cannot guarantee that we will be able to internally develop the technology necessary for commercialization of our fuel cell products, or that we will be able to acquire or license the required technology from third parties. Developing the technology for high-volume commercialization requires substantial capital, and we cannot assure you that we will be able to generate or secure sufficient funding on terms acceptable to us to pursue our high-volume commercialization plans. In addition, before we release any product to market, we subject it to numerous field tests. These field tests may encounter problems and delays for a number of reasons, many of which are beyond our control. If these field tests reveal technical defects or reveal that our products do not meet performance goals, including useful life and reliability, our commercialization schedule could be delayed, and potential purchasers may decline to purchase our systems and products. Our inability to develop commercially viable fuel cell based products that can be marketed and sold will result in our inability to earn revenues and achieve profitability, with the result that our business may fail.

Because we have not earned any revenues from operations, all our capital requirements have been met through financing and it is not certain we will be able to continue to find financing to meet our operating requirements.

Notwithstanding the recent completion by us of our private placement financings, we will need to obtain additional financing in order to pursue our business plan. As of September 30, 2006, we had cash on hand of $924,928 and working capital of $917,177. Our business plan calls for significant expenses in connection with the development of our ZAFC business. Our capital requirements have been and will continue to be significant. We will be dependant on future financing to fund our research and development as well as other working capital requirements. We estimate that our current working capital will support our activities for no more than five months. After that time we will need additional financing. We are currently in discussions with financial institutions in Europe and the United States for an equity financing of a minimum of $5 million which is anticipated to close by the end of January 2007. However, there can be no assurance that such financing will be forthcoming or that it will result in sufficient capital for us to meet our current and expected working capital needs. It is not anticipated that any of our officers, directors or current shareholders will provide any significant portion of our future financing requirements. Furthermore, in the event that our plans change, our assumptions change or prove inaccurate, or our capital resources prove to be insufficient to fund operations, we could be required to seek additional financing sooner than currently anticipated, or in greater amounts than is currently anticipated. Any inability to obtain additional financing when needed would have a material adverse effect on us, including possibly requiring us to significantly curtail or possibly cease our operations. In addition, any future equity financing may involve substantial dilution to our existing shareholders.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our audited financial statements for the period from inception to September 30, 2006 have been prepared assuming that we will continue as a going concern. We have incurred operating losses totalling $11,238,708 since inception and, as a result, our auditors have expressed substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Because we have only recently commenced business operations, we face a high risk of business failure and this could result in a total loss of your investment.

We have not earned any revenues and we have not achieved profitability as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by development stage companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the further commercialization of our ZAFC technology. These potential problems include, but are not limited to, unanticipated problems relating to costs and expenses that may exceed current estimates. We have no history upon which to base any assumption as to the likelihood that our business will prove successful, and we can provide no assurance to investors that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will likely fail and you will lose your entire investment.

Because we have only recently commenced business operations, we expect to incur operating losses for the foreseeable future.

We have never earned revenues and we have never been profitable. Prior to completing the commercialization of our ZAFC technology, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. If we are unable to generate significant revenues from the commercialization of our technology, our business will likely fail and you will lose your entire investment.

We have no commercialization or strategic partnership agreements in place.

A key component of our business plan is to enter into strategic relationships with OEMs with whom we would work to design and develop products incorporating our ZAFC technology that would be manufactured, marketed and sold by the OEMs. Although we have collaboration and tooling agreements in place we currently have no commercialization or strategic partnership agreements in place to assist in the development and funding of additional prototypes. These agreements need to be completed as soon as reasonably possible. Our growth will depend, in large part, on such partnerships. If we are unable to develop and maintain these relationships, our ability to penetrate and compete successfully in the fuel cell market would be materially adversely affected, which would have a material adverse effect on our business, results of operations, financial condition and cash flows.

We could lose or fail to attract the personnel necessary to run our business.

Our success depends in large part on our ability to attract and retain key management, engineering, scientific, manufacturing and operating personnel. As we develop additional manufacturing capabilities and expand the scope of our operations, we will require more skilled personnel. Recruiting personnel for the fuel cell product industry is highly competitive. We cannot guarantee that we will be able to continue to attract and retain qualified executive, managerial and technical personnel needed for our business. Our failure to attract or retain qualified personnel could delay or result in our inability to complete our business plan for the commercialization of our ZAFC fuel cell technology.

Our directors may experience conflicts of interest which may detrimentally affect our profitability.

Certain directors and officers may be engaged in, or may in the future be engaged in, other business activities on their own behalf and on behalf of other companies and, as a result of these and other activities, such directors and officers may become subject to conflicts of interest, which could have a material adverse effect on our business.

Because our business operations are only one year old, we may not be able to effectively manage the demands required of a new business in our industry.

We have never earned revenues and we have never been profitable. There can be no assurance that we will effectively execute our business plan or manage any growth of our business, or that our future operating and financial forecast will be met. Future development and operating results will depend on many factors, including access to adequate capital, the completion and regulatory approval of marketable products, the demand for our products, the level of product and price competition, our success in setting up and expanding distribution channels and whether we can control costs. Many of these factors are beyond our control. In addition, our future prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a new business in its industry, which is characterized by intense competition, rapid technological change, highly litigious competitors, potential product liability and significant regulation. If we are unable to address these matters, or any of them, then we may not be able to successfully implement our business plan for the commercialization of our ZAFC fuel cell technology or achieve revenues or profitability.

Because we have a history of losses and anticipate continued losses through our development stage, we may lack the financial stability required to continue operations.

Since inception we have suffered recurring losses. We have funded our operations through the issuance of common stock in order to meet our strategic objectives. We anticipate that our losses will continue until such time, if ever, as we are able to generate sufficient revenues to support our operations. Our ability to generate revenue primarily depends on our success in completing development and obtaining regulatory approvals for the commercial sale of the products under development. There can be no assurance that any such events will occur, that we will attain revenues from commercialization of our products or that we will ever achieve profitable operations.

Even if we are able to successfully develop products incorporating our ZAFC fuel cell technology, our inability to successfully manufacture these products, either ourselves or through OEM's with whom we may enter into strategic relationships, would result in our inability to commercialize our technology and achieve revenues .

To successfully commercialize our ZAFC fuel cell technology, we must develop, either ourselves or through OEM's with whom we may enter into strategic relationships, the ability to manufacture our products in quantities in compliance with regulatory requirements and at an acceptable cost. We have no long-term experience in manufacturing products and could experience difficulties in development or manufacturing that could impair our ability to successfully commercialize products incorporating our ZAFC fuel cell technology. Moreover, there can be no assurance that we or OEM's with whom we enter into strategic relationships will be successful in scaling up manufacturing operations sufficient to produce our products in sufficient volume and at acceptable manufacturing costs to generate market acceptance.

A mass market for our products may never develop or may take longer to develop than we anticipate.

Our fuel cell products represent emerging markets, and we do not know whether end-users will want to use them. The development of a mass market for our fuel cell products may be affected by many factors, some of which are beyond our control, including the emergence of newer, more competitive technologies and products, the future cost of fuels used by our systems, regulatory requirements, consumer perceptions of the safety of our products and related fuels, and consumer reluctance to buy a new product, any of which could have a material adverse effect on our business, results of operations, financial condition and cash flows. In the event that consumers do not demand our products or if the market for our products develops slower than we anticipate, then our ability to achieve significant revenues and profitability will be impaired or delayed.

We currently face and will continue to face significant competition.

As fuel cell products have the potential to replace existing power products, competition for our products will come from current power technologies, from improvements to current power technologies and from new alternative power technologies, including other types of fuel cells. Each of our target markets is currently serviced by existing manufacturers with existing customers and suppliers. Additionally, there are competitors working on developing technologies such as other types of fuel cells, advanced batteries and hybrid battery/internal combustion engines in each of our targeted markets. The fuel cell product market is becoming more competitive with products from many companies, many of which are larger with greater financial resources. Many large competitors may also eventually dominate the marketplace with access to significantly more financing than our Company. Across the United States, Canada, Europe and Japan, corporations, national laboratories and universities are actively engaged in the development and manufacture of fuel cell products and components. Each of these competitors has the potential to capture market share in each of our target markets. If competitors are able to introduce competing products that are more readily accepted by consumers or cost less than the products incorporating our technology, then a significant consumer demand for our products may not develop and we may not be able to achieve significant revenues or profitability.

Because we are significantly smaller than the majority of our national competitors we may lack the financial resources needed to capture market share.

The market in which we intend to operate is dominated by several large firms with established products, and our success will be dependant upon acceptance of our products by the market as reliable, safe and cost-effective power solutions. It may be difficult or impossible for us to achieve such acceptance of our products in view of competitive market conditions. Many of our competitors have substantial financial resources, customer bases, manufacturing, marketing and sales capabilities, and businesses or other resources, which give them significant competitive advantages over us. Thus it is likely that they will be quicker to market than we will, with products that will compete with our products, should our products be successfully approved and commercialized. Moreover, even if we successfully brings our products to market ahead of our projected competitors, established competitors may be able to quickly bring products to market that would compete. In addition, the market is subject to constant introduction of new products and designs. Market acceptance of our products may be influenced by new products or technologies that come to market, which could render our products obsolete or prohibitively expensive. If we are unable to address these matters, or any of them, then our products may not be able to compete in the marketplace with products offered by competitors and we may not be able to achieve significant revenues or profitability.

Because we may not be able to obtain all of the patents for the products and processes we are currently developing and testing, we may not be able to protect our intellectual property rights.

Our success will depend in part on whether we can obtain additional patent protection for our products and processes, preserve trade secrets and proprietary technology and operate without infringing upon patent or other proprietary rights of third parties. We cannot provide any assurance that any of our existing licensed patents will not be challenged or that we will be able to achieve any future patent protection for our technology. Established companies in our industry generally are aggressive in attempts to block new entrants to their markets, and may allege that our products, if successfully developed, interfere with the intellectual property rights of these companies. Our success will depend on our products not infringing patents that belong to others. Furthermore, the validity and breadth of claims in our licensed technology patents involve complex legal and factual questions and, therefore, are highly uncertain. Even if we are successful in obtaining additional patents for our technology there can be no assurance that we will be able to successfully assert our patents against competing products.

Moreover, our patent position is subject to complex factual and legal issues that may give rise to uncertainty as to the validity, scope and enforceability of a particular patent. Particularly, we cannot assure you that any of our pending or future patent applications will be issued with the breadth of claim coverage sought by us, if issued at all.

In addition, effective patent, trademark, copyright and trade secret protection may be unavailable, limited or not applied for in certain foreign countries.

We may be involved in intellectual property litigation that causes us to incur significant expenses or prevents us from selling our products.

We may become subject to lawsuits in which it is alleged that we have infringed the intellectual property rights of others or commence lawsuits against others who we believe are infringing upon our rights. Our involvement in intellectual property litigation could result in significant expense to us, adversely affecting the development of sales of the challenged product or intellectual property and diverting the efforts of our technical and management personnel, whether or not such litigation is resolved in our favour. In the event of an adverse outcome as a defendant in any such litigation, we may, among other things, be required to: pay substantial damages; cease the development, manufacture, use, sale or importation of products that infringe upon other patented intellectual property; expend significant resources to develop or acquire non-infringing intellectual property; discontinue processes incorporating infringing technology; or obtain licenses to the infringing intellectual property, any of which could have a material adverse effect on our business and financial results.

We are dependent on third party suppliers for the supply of key materials and components for our products.

We have established relationships with third party suppliers, upon whom we rely to provide materials and components for our products. A supplier's failure to supply materials or components in a timely manner, or to supply materials and components that meet our quality, quantity or cost requirements, or our inability to obtain substitute sources for these materials and components in a timely manner or on terms acceptable to us, could harm our ability to manufacture our products. To the extent that the processes which our suppliers use to manufacture the materials and components are proprietary, we may be unable to obtain comparable materials or components from alternative suppliers, and that could adversely affect our ability to produce viable fuel cell products at a reasonable price or significantly raise our cost of producing such products. In addition, zinc is a key component of our fuel cells. While we do not anticipate significant near or long term shortages in the supply of zinc, increases in the price of zinc could adversely affect our ability to produce commercially viable fuel cell products, or significantly raise our cost of producing such products.

We anticipate that we will be dependent upon OEMs to purchase certain of our products.

To be commercially useful, most of our fuel cell products must be integrated into products manufactured by OEMs. We can offer no guarantee that OEMs will manufacture appropriate products or, if they do manufacture such products, that they will choose to use our fuel cell products. Any integration, design, manufacturing or marketing problems encountered by OEMs could materially adversely affect our ability to achieve commercialization of products incorporating our ZAFC fuel cell technology.

Because product liability is inherent in the Company's industry and insurance is expensive and difficult to obtain, the Company may be exposed to large lawsuits.

Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing, marketing and sale of its proposed products. While we will take precautions that we deem to be appropriate to avoid product liability suits against us, there can be no assurance that we will be able to avoid significant product liability exposure. Product liability insurance for our industry is generally expensive, to the extent it is available at all. We have not yet sought to obtain product liability coverage. We intend to obtain such coverage when it is apparent that our products will be marketable. There can be no assurance that we will be able to obtain such coverage on acceptable terms, or that any insurance policy will provide adequate protection against potential claims. A successful product liability claim brought against us may exceed any insurance coverage secured by us and could require us to pay a judgement or settlement amount that is substantial in terms of our available financial and capital resources.

Regulatory changes could hurt the market for products incorporating our ZAFC fuel cell technology.

Changes in existing government regulations and the emergence of new regulations with respect to fuel cell products may hurt the market for our products. Environmental laws and regulations in the U.S. (particularly in California) and other countries have driven interest in fuel cell systems; and the deregulation of the electric utility industry in the U.S. and elsewhere has created market opportunities for fuel cell products in the portable, stationary, light mobility and transportation markets. We cannot guarantee that these laws and policies will not change. Changes in these laws and other laws and policies or the failure of these laws and policies to become more widespread could result in manufacturers abandoning their interest in fuel cell products or favouring alternative technologies. In addition, as fuel cell products are introduced into our target markets, the U.S. and other governments may impose burdensome requirements and restrictions on the use of fuel cells that could reduce or eliminate demand for some or all of our products. Accordingly, changes in government regulation could reduce demand for products incorporating our ZAFC fuel cell technology.

Risks Related to Our Common Stock

The trading price of our common stock can be volatile.

The price of our common shares may increase or decrease in response to a number of events and factors, including: trends in the fuel cell markets in which we operate; changes in the market price of the commodities we use in our products; current events affecting the economic situation in North America; changes in financial estimates; our acquisitions and financings; quarterly variations in our operating results; the operating and share price performance of other companies that investors may deem comparable; and purchase or sale of blocks of our common shares. These factors, or any of them, may materially adversely affect the prices of our common shares regardless of our operating performance.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise additional capital for our operations. Because our operations to date have been principally financed through the sale of equity securities, a decline in the price of our common stock could have an adverse effect upon our liquidity and our continued operations. A reduction in our ability to raise equity capital in the future would have a material adverse effect upon our business plan and operations, including our ability to continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

Because our stock is traded on the OTCBB and not a larger or more recognized exchange, investors may find it difficult to sell their shares or obtain accurate quotations for share prices.

Our common stock is traded on the NASD Over-the-Counter Bulletin Board (the "OTCBB"). Investors may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our common stock than would otherwise be the case if our common stock was listed on a more recognized stock exchange or quotation service. In addition, trading in our common stock is currently subject to certain rules under the U.S. Securities Exchange Act of 1934, as amended (the "Exchange Act"), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a "penny stock." Penny stocks are generally non-NASD equity securities with a market price less than $5.00 per share. The penny stock rules require broker-dealers selling penny stocks to make certain disclosures about such stocks to purchasers thereof, and impose sales practice restrictions on broker-dealers in certain penny stock transactions. The additional burdens imposed upon broker-dealers by these rules may discourage them from effecting transactions in our common stock, which could limit the liquidity of the common stock and the ability of our stockholders to sell their stock in the secondary market.

Two of our four directors and two of our three senior officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

Two of our four directors and two of our three senior officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on our directors or officers, or enforce within the United States or Canada any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them. In addition, investors may not be able to commence an action in a Canadian court predicated upon the civil liability provisions of the securities laws of the United States. The foregoing risks also apply to those experts identified in this annual report that are not residents of the United States.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations and the NASD's sales practice requirements, which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission (the "SEC") has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

In addition to the "penny stock" rules promulgated by the SEC, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 2.        Description of Property.

On October 17, 2005, the Company entered into a long-term office and laboratory/warehouse premises lease in Livermore, California. The term is for 30 months expiring October 31, 2008. The monthly base rent is $6,066 and the estimated monthly operating charge is $1,800 per month. On January 20, 2006 the Company entered into a long-term housing lease in Pleasanton, California. The term is for 24 months expiring January 31, 2008. The monthly rent is $2,595. On May 24, 2006 the Company entered into a short-term premises lease at the National Research Council in Vancouver, Canada. The term is for nine months expiring March 31, 2007 at a monthly rate of Cnd$2,152.

We had four mineral claims located near Stewart, British Columbia, as described above under "Description of Business - Mineral Operations". Our interest in these mineral properties lapsed in July 2006.

Item 3.        Legal Proceedings.

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 4.        Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.        Market for Common Equity and Related Stockholder Matters.

Market Information

Our shares of common stock were quoted for trading on the OTC Bulletin Board under the symbol "PWAC.OB" in June 2005. The market for our common stock is limited, volatile and sporadic. The following table sets forth the high and low bid prices relating to our common stock for the periods indicated, as provided by the NASD OTCBB. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.
Quarter Ended	High Bid	Low Bid
September 30, 2006	$1.70	$0.60
June 30, 2006	$2.50	$1.01
March 31, 2006	$2.48	$0.70
December 31, 2005	$1.17	$0.60
September 30, 2005	$0.95	$0.21
June 30, 2005	No trades	No trades

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

There are no restrictions in our Articles or Bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

  we would not be able to pay our debts as they become due in the usual course of business; or

  our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Holders of Our Common Stock

As of the date of this annual report we had approximately 3,500 registered holders of our common stock.

Compensation Plans

The following table sets forth information relating to the grant of stock options under our equity compensation plans:

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan
(a) Equity Compensation Plans approved by shareholders
None	N/A	N/A	N/A
(b) Equity Compensation Plans not approved by shareholders 2006 Incentive Option Plan	3,735,000	0.62	4,115,000
Total	3,735,000	0.62	4,115,000

Recent Sales of Unregistered Securities

Information relating to securities sold by the Company during the period covered by this annual report has been disclosed in Quarterly Reports on Form 10-QSB or Current Reports on Form 8-K previously filed by the Company with the SEC.

Item 6.        Management's Discussion and Analysis or Plan of Operation.

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with our audited consolidated financial statements as at and for the two years ended September 30, 2006 and the section entitled "Description of Business" included in this annual report. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under "Description of Business - Risk Factors" and elsewhere in this annual report.

Overview

Our Corporate History

On September 30, 2005, we acquired all of the issued and outstanding shares of Power Air Tech, Inc. As a result of such acquisition, we are a development stage company engaged in the business of developing, manufacturing and marketing of fuel cell based commercial products.

This acquisition represented a change in control of our Company. The change in control, for accounting purposes, constitutes a re-capitalization of our Company and, therefore, the transaction has been accounted for as a reverse merger whereby Power Air Corporation is considered the acquired entity and the operations of PAT have become the continuing operations of the Company. Accordingly, the comparative amounts presented in our financial statements included herein for the year ended September 30, 2005 are those of PAT.

Prior to the completion of the acquisition, the operations of PAT focused on raising funds through a reverse merger with a public company, settling outstanding debt and maintaining its license with Lawrence Livermore National Laboratory in Livermore, California. Accordingly, we did not have any significant operating results in the year ended September 30, 2005.

The discussion below does not include any of the previous operations associated with the Company's mineral exploration activity. The Company's interest in its mineral properties lapsed in July 2006.

Our Business

We hold the exclusive world-wide license for the development and commercialization of the zinc air fuel cell technology developed through an extensive joint collaboration effort with LLNL and the United States Department of Energy. We also have exclusive world-wide rights to a second LLNL patent pertaining to a low-cost process for recovering zinc and converting it to pellet form for reuse in the ZAFC system. LLNL is a leading United States Government research and development facility located in Livermore, California.

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

Our objective is to commercialize the ZAFC technology to the stage where the technology can be incorporated into ZAFC products that can be manufactured and sold for use in power supply commercial applications. We have completed initial development work on a prototype zinc air fuel cells incorporating our technology. We plan to continue this development work in order to develop products incorporating our ZAFC technology that can commercially marketed to consumers and businesses. In pursing this objective, we plan to undertake strategic relationships with original equipment manufacturers who would incorporate our ZAFC technology into fuel cell products to be manufactured and sold by the OEM.

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

We anticipate that our working capital at December 31, 2006 together with a planned equity financing in early 2007 of a minimum of $5 million will be sufficient to enable us to complete the product and program concept phases, the design, manufacture and testing of engineering prototypes and begin the design of a manufacturing prototype. Our ability to complete the manufacture and testing of manufacturing prototypes and the pilot product of commercial products will require that we obtain additional financing before December 31, 2007. Accordingly, we will not be able to develop our first commercial product unless we obtain additional financing.

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

Plan of Operations

We have determined to focus resources on the development of one ZAFC product that we envision would be manufactured and marketed by an original equipment manufacturer under agreement with us. Our initial ZAFC product will initially be targeted to OEMs delivering power solutions to the business and residential backup and emergency power segment.

We will design our initial prototype for OEM integration into a ZAFC based portable emergency generator designed for back-up or emergency use in homes and small businesses. This generator will be designed to be suitable for use both indoor use, as it will not generate emissions, and outdoor use. The generator will be designed to generate AC power at a rated power output of either 1.25 or 2.5 Kilowatts, and to run for four to six hours continuously at fully rated power when fully fuelled. Following the four to six hour operating period, the fuel will be replaced by:

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

We plan to complete the following development work in order to achieve this objective:

Phase	Description of Development Phase	Description of Development Work	Planned Timing
6	Program Concept	We plan to complete the identification of engineering requirements, the design concept for the prototype and further refine our business plan	Fourth quarter of 2006 and first quarter of 2007
7	Engineering Prototype	With input of an OEM, we plan to complete the design, manufacture and testing of an engineering prototype incorporating our ZAFC fuel cell technology	First and second quarters of 2007
8	Engineering Verification	This phase will consist of further construction and field testing of engineering prototypes	Second and third quarters of 2007
9	Manufacturing Prototype	With input from a manufacturing partner, we plan to design a commercial product with product design freeze and quality plan	Third and fourth quarters of 2007
10	Manufacturing Verification	This phase will consist of the construction and beta testing of manufacturing prototypes and completion of plan for launching the product into the market-place	Fourth quarter of 2007 and first quarter of 2008
11	Pilot Production	This phase will consist of manufacturing pilot units of the product and confirmation that our initial required cost and quality targets have been met	Second quarter of 2008

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

It should be noted that certain core technology development projects will be conducted in parallel with the core ZAFC stack commercialization to ensure the ongoing development of intellectual property, reduce the reliance on third party suppliers for key components, and extend the potential applications for ZAFC technology. One such project that has been identified is an "Air Cathode Development" project. The output of such projects may be 2-3 years in the future but will open up additional market sectors through extended lifetime and lower costs. In all cases, direct spending by the Company on such projects will be minimized through the use of government grants, tax incentives and co-development.

If we are successful in completing the core ZAFC stack commercialization work, then we plan to undertake additional development work in order to expand our range of products incorporating the ZAFC technology. We plan to undertake work on a parallel path to develop the additional ZAFC stack configurations further to OEM specifications and requirements, for products which may include the following:

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

Prototyping and Testing

As we update the ZAFC design and complete our development work, we anticipate that many of the core components and materials will change. Each variation will require extensive single-cell and unit testing as well as forensic work. While it is reasonable to acquire some test and lab apparatus (load banks, etc.), we believe that many of the environmental tests may be more cost effectively undertaken in conjunctions with a third party. This is one of the reasons why we have established a presence at the National Research Council's Institute for Fuel Cell Innovation facility in Vancouver, British Columbia, Canada, as described below.

Manufacturing

We anticipate that manufacturing of any commercial products incorporating our core ZAFC stack technology will be undertaken by an OEM under agreement with us. At the same time, design of the products, especially design of the core ZAFC stack for the manufacturing prototype, will require extensive input from not only experienced designers and engineers, but also from experienced production staff. We entered into the Mid States Agreement with Mid States Tool & Machine Inc., an established plastics tooling and machining company, located in Decatur, Indiana, in September 2006 for the manufacture of the components we require. Mid States has advanced computer aided design and manufacturing capability to allow for the easy iteration of designs during the prototyping phase. The Company plans to enter into a supply agreement with Mid States upon completion of the Mid States Agreement.

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

The NRC has funded major capital projects to expand the number of labs and to provide testing facilities specialized for different fuel-cell sizes and different fuel-cell types. Infrastructure includes demonstration facilities to showcase new technology, incubation space for start-ups, and access to specialized information resources. As such, the NRC IFCI provides us with access to critical product development systems and provides an ideal setting for presenting to prospective OEM and fuel cell partners.

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

Results of Operations

Year Ended September 30, 2006 Compared to the Year Ended September 30, 2005

The following table sets out our consolidated loss during the year ended September 30, 2006, and 2005, respectively:

	Year Ended Sept. 30, 2006	Year Ended Sept. 30, 2005

Revenue	$ --	$ --
Operating Expenses
Depreciation	18,199	--
Development and engineering	771,807	--
General and administration	2,934,944	2,602,752
License fees	95,990	22,509
Marketing and selling	687,089	--
Loss from Operations	(4,508,029)	(2,625,261)
Net Loss	(4,508,029)	(2,625,261)

We recorded a net loss of $4,508,029 for the year ended September 30, 2006 as compared to a net loss of $2,625,261 for the year ended September 30, 2005, an increase of $1,882,768. The increase in net loss was due mainly to the charging to operations of the fair value of stock option granted of $1,819,686, which was charged to operating expenses as follows: $1,546,976 for general and administration, $187,625 for marketing and selling and $127,584 for development and engineering. During the year ended September 30, 2006 the Company hired all of the key management team members, developed the product development and go to market strategy, completed financings to net the Company $3,840,232 after share issuance costs, and established the Company's operational facilities in Livermore, California, and at the National Research Council in Vancouver, British Columbia, Canada.

General and administrative expenses totalled $2,934,944 for the year ended September 30, 2006 as compared to $2,602,752 for the year ended September 30, 2005, an increase of $332,192. In 2005 the Company was in a pre-start up stage and the majority of the loss is made up of $2,511,364 charged to operations as a result of the issuance of 4,545,456 common shares to our acting Chief Operating Officer on the date of the merger. These shares were recorded at their estimated fair market value of $2,511,364 and were recorded as a one-time charge to operations on September 30, 2005. Included in general and administrative expenses for 2006 are fees and salaries of $363,196 paid to corporate development and investor relations consultants and personnel and $11,510 for news releases and investor packages for ongoing investor and corporate relations activities as compared to nil in 2005. Included in general and administrative expenses are fees and salaries relating to the Company's consultants, directors and administrative and management employees totalling $359,435. as compared to $35,000 in 2005. Charged to general and administrative expenses for 2006 is the fair value of stock options granted to investor relations consultants totalling $1,160,786 and to directors and management personnel of $386,190 as compared to $nil in 2005. Travel related expense was approximately $127,209 for 2006 compared to $7,000 in 2005. Professional fees including legal, accounting, auditing and CFO fees were $331,773 in 2006 as compared to $40,000 in 2005. The increase in professional fees relate to the audit, external accounting, CFO fees and one-time legal costs associated with establishing contracts and assistance in meeting SEC filing requirements initially and ongoing. The remaining $194,845 of general and administrative costs for 2006 was for telephone, rent, office, regulatory fees and other costs, net of interest income of $36,068 and foreign exchange gain of $4,371, as compared to $9,388 in 2005.

Development and engineering expenses totalled approximately $771,807 for the year ended September 30, 2006 as compared to $nil for the year ended September 30, 2005. Included in development and engineering expenses for the year ended September 30, 2006 are salaries of $408,546, fair value of stock options granted of $127,584, consulting fees of $35,015, supplies and development costs of $47,027, travel costs of $45,995 and rent, telephone and overhead of approximately $100,000.

Marketing and selling expenses totalled $687,089 for the year ended September 30, 2006 as compared to $nil for the year ended September 30, 2005. Included in marketing and selling expenses for the year ended September 30, 2006 are salaries of $438,827, fair value of stock options granted of $187,625, advertising and promotional costs of $11,945, telephone costs of $5,092, and travel and automobile costs of $15,167.

Also included in net loss for the year ended September 30, 2006 are license fees of $95,990 relating to the annual license fee from LLNL as compared to $22,509 for the prior period of 2005. Ongoing license fees will be $100,000 per annum.

In the year ended September 30, 2005 there was interest accruing on debts owing to various related parties and creditors totalling approximately $31,000 where no such amounts were owing for 2006.

Liquidity and Capital Resources

The following table sets forth our cash and working capital as of September 30, 2006 and 2005:
	As of September 30, 2006	As of September 30, 2005
Cash reserves	$924,928	$1,040,998
Working capital	$917,177	$ 785,006

We plan to spend approximately $6,500,000 over the next twelve months in carrying out our plan of operations including development, testing, engineering and capital expenditures, subject to the availability of additional financing. We anticipate that our working capital at December 31, 2006 together with a planned equity financing in early 2007 of a minimum of $5 million will be sufficient to enable us to complete the product and program concept phases, the design, manufacture and testing of engineering prototypes and begin the design of a manufacturing prototype. More specifically the additional financing will be sufficient to enable us to complete phases 6 through 8 and commence phase 9 of our product development plan and to pay our general and administrative expenses for that nine month period. Our ability to complete the manufacture and testing of manufacturing prototypes and the pilot product of commercial products will require that we obtain additional financing of a further $10 million during the quarter ended September 30, 2007. More specifically, our ability to complete phases 9 through 12 of our product development plan will be subject to us obtaining the additional $10 million as these expenditures are expected to exceed our cash reserves during the quarter ended September 30, 2007.

The Company currently has no sources of revenue to provide incoming cash flows to sustain future operations. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to enter into OEM joint venture agreements, to raise additional equity financing and generate revenue, cash flow and attain profitable operations. There can be no assurance that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at September 30, 2006 the Company has had accumulated losses of $11,238,708 since inception. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Operating Activities

Operating activities in the year ended September 30, 2006 and 2005 used cash of $2,602,538 and $127,977, respectively, which reflect our recurring operating losses. Operating activities have primarily used cash as a result of the development of our technology, marketing and organizational activities such as setting up our facilities and hiring and compensating a senior management team, and repaying certain accrued liabilities.

Investing Activities

In the year ended September 30, 2006 investing activities used cash of $185,284 to purchase property and equipment for the development and testing facilities in Livermore California, office furnishings and equipment and computers. There were no investing activities in the year ended September 30, 2005.

Financing Activities

As we have had no revenues since inception, we have financed our operations primarily by using existing capital reserves, entering into settlements with debtors, obtaining debt financing and through private placements of our stock. Accordingly, financing activities in the year ended September 30, 2006, provided net cash of $2,671,737 from the sale of our equity securities. In the year ended September 30, 2005 financing activities provided cash of $1,168,495 from the sale of our equity securities.

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

Variable Interest Entity

The Financial Accounting Standards Board ("FASB") finalized FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities-An Interpretation of ARB51" ("FIN46R") in December 2003. FIN46R expands the scope of ARB51 and can require consolidation of "variable interest entities" ("VIEs"). Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. On May 31, 2006 the Company's inactive Canadian subsidiary, Power Air (Canada) Corp. was 50% owned by a Canadian resident individual and 50% owned by the Company. On June 1, 2006 this subsidiary became active and Power Air (Canada) Corp. began conducting scientific research and experimental development activities in Canada and will apply for Canadian Scientific Research and Experimental Development tax credits. The Company funds 100% of the expenditures and is at risk for 100% of its losses and as a result is the party with the controlling financial interest and the primary beneficiary. Power Air (Canada) Corp. has no other financing other than amounts received from Power Air Corporation. As a result of the above, the loss for the period from June 1, 2006 to September 30, 2006 of $427,000 has been included in the consolidated financial statements.

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

On April 1, 2006 the Board of Directors adopted a comprehensive "2006 Stock Incentive Plan" to issue stock-based compensation, including stock options, to officers, directors, employees and consultants of the Company. Also on April 1, 2006 the Board of Directors passed a resolution to grant 2,550,000 stock options to certain officers, directors, employees and consultants. On June 15, 2006 an additional 200,000 stock options were granted to the Company's new Chief Executive Officer, which are also exercisable at $0.65 for a period of two years. On July 31, 2006 and August 16, 2006, the Board of Directors passed a resolution to grant 135,000 stock options to employees. In addition, on April 1, 2006 and August 15, 2006, 1,000,000 stock options were issued to certain consultants.

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

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140," (hereinafter SFAS No. 155). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid instrument that contains an embedded derivative that would otherwise require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs.  This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning October 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes of financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7.        Financial Statements.

Our audited consolidated financial statements as at and for the years ended September 30, 2006 and 2005 are filed as part of this annual report beginning on page F-1 below, and are incorporated by reference in this Item 7.

Item 8.        Change in and Disagreements with Accountants on Accounting and Financial Disclosure.

We have had no disagreements with our principal independent accountant.

For the period from August 26, 2004 (date of inception) to November 8, 2005, our company's principal independent accountant was Dale Matheson Carr-Hilton LaBonte LLP, Chartered Accountants. We dismissed Dale Matheson Carr-Hilton LaBonte LLP effective on November 8, 2005 and attempted to engage another principal independent accountant, Armanino McKenna LLP, Certified Public Accountants & Consultants. Due to cost and scheduling concerns, we did not engage Armanino McKenna LLP. We then reappointed Dale Matheson Carr-Hilton LaBonte LLP to continue as our principal independent accountant effective on December 12, 2005. See our Current and Amended Reports on Form 8-K dated November 8, 2005 and December 1, 2005, respectively. The decisions to both originally dismiss and then reappoint Dale Matheson Carr-Hilton LaBonte LLP were approved by our Board of Directors.

As was set forth in our Current Report on Form 8-K dated November 8, 2005, the report of Dale Matheson Carr-Hilton LaBonte LLP dated October 26, 2004 on the balance sheets of the Company as at September 30, 2004, and the related statements of operations, stockholders' equity and cash flows for the period from August 26, 2004 (date of inception) to September 30, 2004, did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles, other than to state, in the paragraph after the opinion paragraph that there is a substantial doubt that we will be able to continue as a going concern due to losses from inception.

As was also set forth in our Current Report on Form 8-K dated November 8, 2005, in connection with the audit of the period from August 26, 2004 (date of inception) to September 30, 2004 and the subsequent interim period through to October 26, 2004, there were no disagreements with Dale Matheson Carr-Hilton LaBonte LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of Dale Matheson Carr-Hilton LaBonte LLP would have caused them to make reference thereto in their report on our audited financial statements. We provided Dale Matheson Carr-Hilton LaBonte LLP with a copy of the foregoing disclosures and requested in writing that Dale Matheson Carr-Hilton LaBonte LLP furnish us with a letter addressed to the SEC stating whether or not it agrees with such disclosures. We received the requested letter from Dale Matheson Carr-Hilton LaBonte LLP wherein they have confirmed their agreement to our disclosures. A copy of Dale Matheson Carr-Hilton LaBonte LLP's letter dated November 8, 2005 was filed as an exhibit to our Current Report on Form 8-K dated November 8, 2005.

Item 8A.     Controls and Procedures.

Remediation of Material Weakness

In the three month period ended December 31, 2005, we identified a material weakness in our disclosure controls and procedures resulting solely from a material weakness in our internal controls over financial reporting. The material weakness related to two large post-closing adjustments recorded by us in connection with the valuation and classification of common shares issued by us under the share exchange agreement relating to the acquisition of our wholly owned subsidiary, Power Air Tech, Inc., in September 2005. These shares were issued to H. Dean Haley for agreeing to act as our Chief Operating Officer upon completion of our reverse merger transaction with PAT. We had originally put no value on these shares and treated them as part of the reverse merger transaction. Subsequently, we and our independent auditors agreed that the shares were required to be valued and charged as an expense.

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

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this annual report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

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

Internal Controls Over Financial Reporting

As described above, in the three month period ended December 31, 2005, we identified a material weakness in our disclosure controls and procedures resulting solely from a material weakness in our internal controls over financial reporting. The material weakness related to two large post-closing adjustments recorded by us in connection with the valuation and classification of common shares issued by us under the share exchange agreement relating to the acquisition of our wholly owned subsidiary, Power Air Tech, Inc., in September 2005. These shares were issued to H. Dean Haley for agreeing to act as our Chief Operating Officer upon completion of our reverse merger transaction with PAT. We had originally put no value on these shares and treated them as part of the reverse merger transaction. Subsequently, we and our independent auditors agreed that the shares were required to be valued and charged as an expense. During the quarter ended March 31, 2006, we remediated this material weakness by instituting additional internal controls over our financial reporting whereby we will seek independent financial accounting advice in connection with any unusual accounting entries surrounding equity or debt issuances and valuations and the related accounting treatment therefor to ensure the proper valuation and classification of these transactions in our consolidated financial statements.

Other than as described above, there have been no other changes in our internal controls over financial reporting that occurred during our most recent quarterly period that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B.     Other Information.

None.

PART III

Item 9.        Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Our directors and executive officers and their respective ages as of the date of this annual report are as follows:

Directors
Name of director	Age
H. Dean Haley	63
Stephen Harrison	50
William J. Potter	58
Paul D. Brock	42

Executive Officers
Name of Executive Officer	Age	Office Held
H. Dean Haley	63	Executive Chairman and Chief Operating Officer
Remy Kozak	41	President, Chief Executive Officer, Principal Executive Officer and Vice-President Corporate Development
Donald Ceci	55	Vice-President Sales and Marketing
Donald M. Prest	46	Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer

The following describes the business experience of each of our directors and executive officers, including other directorships held in reporting companies:

H. Dean Haley, Executive Chairman, Chief Operating Officer and a director

Mr. Haley became our Executive Chairman, Chief Operating Officer and a director effective September 2005. Mr. Haley is the founder of the HDH Group, a technology acquisition and development company, based in New York and has been the Chairman and CEO of Power Air Tech, Inc. since 1999. Mr. Haley was a Division Vice President of Orange and Rockland Utilities, Inc. in New York from 1995 to 1999 and was the founder and President of Compass Resources, Inc. from 1996 to 1999 and a former Bechtel executive from 1980 to 1995. Mr. Haley has focused on acquiring/developing new technologies and technology companies offering products and services to the power and energy industries. Mr. Haley is not a director or officer of any other U.S. reporting company.

Remy Kozak, President, Chief Executive Officer, Principal Executive Officer and Vice-President Corporate Development

Mr. Kozak was appointed as our Vice-President Corporate Development effective September 2005. Mr. Kozak was subsequently appointed as our President, Chief Executive Officer and Principal Executive Officer on May 29, 2005. Mr. Kozak was previously "Entrepreneur in Residence" at iWorldGroup, a telecommunications incubator in Europe from 2001 to 2003 where he held the positions of chief operating officer and then chief technical officer of various businesses. Prior to that, Mr. Kozak was previously a partner of ARK eXecutives, a European interim management firm, from 2000 to 2002 where he contributed to the development and expansion of several businesses. Prior to ARK, Mr. Kozak worked for several years as a senior director with Global One Telecommunications in Brussels from 1997 to 2000. He holds an M.BA from the University of British Columbia and a B.A.Sc. (Honours) in Computer and Electronics Engineering from Simon Fraser University. Mr. Kozak is not a director or officer of any other U.S. reporting company.

Stephen Harrison, a director

Mr. Harrison became a director of our Company effective September 2005. He is a member of our Audit Committee. Mr. Harrison has over 25 years of experience in the financial services, funds management and accounting fields. He was an Australian Director for Investec Funds Management, a subsidiary of one of the world's largest fund management and private investment banking groups, from 2000 to 2003, and was previously Chairman of the Australian Investment Committee for that group. In addition, he previously held the position of sole Australian Director for the Australian subsidiary of Sanford C. Bernstein, a large US based fund manager, from 1998 to November 2001. Mr. Harrison holds a number of other directorships and senior management positions with companies across Australia. Mr. Harrison is not a director or officer of any other U.S. reporting company.

William J. Potter, a director

Mr. Potter became a director of our Company effective September 2005. He is a member of our Audit Committee. Mr. Potter is an investment/merchant banker with more than 30 years of experience. He has managed closed-end funds in the United States and Canada and served on the boards of more than 20 United States domiciled public companies, as well as numerous foreign-based companies. Over the past five years, he has been the Chairman of Meredith Financial Group from April 2004 and the President of Ridgewood Group International Ltd. from June 1996 to March 2004. His current directorships include the National Foreign Trade Council, the nation's oldest lobbying organization; Aberdeen Asset Management Limited; and Alexandria Bancorp, a banking subsidiary of Canadian money manager Guardian Capital Group. Mr. Potter received an A.B. degree from Colgate University and a M.B.A. degree from Harvard University. Mr. Potter is also a director of the following other U.S. reporting companies: Aberdeen Asia Pacific Income Fund Inc. (1986 to present); Aberdeen Australia Equity Fund Inc. (1985 to present); and Aberdeen Global Fund Inc. (1991 to present).

Paul D. Brock, a director

Paul D. Brock has served as a director of our Company since October 5, 2004. He had served as our President and Chief Executive Officer from October 5, 2004 to September 30, 2005. He is a member of our Audit Committee. Mr. Brock is a partner in FBP Capital Corp. an investment banking firm and private equity group. Mr. Brock has also been the President of Bent International Inc. a private company engaged in International Business and Trade consulting from 1999 to the present. Mr. Brock is the Chairman of VendTek Systems Inc., a publicly traded company which develops software for the electronic distribution of financial services, through its subsidiaries VendTek Industries (Canada), VendTek Technologies (China) and VendTek Asia Pacific (Singapore). Mr. Brock served as President of VendTek Systems Inc. from December 1988 to June 2006. Mr. Brock is a graduate of the British Columbia Institute of Technology's Robotics and Automation Technology Program, a graduate of Simon Fraser University's Executive Management Development Program and a member in good standing of the professional association of the Applied Science Technologists of British Columbia since 1998. Mr. Brock is also a director of the following US report Company: Rochdale Mining Corp.

Donald Ceci, Vice- President Sales and Marketing

Mr. Ceci became our Vice-President Sales and Marketing effective on October 3, 2005. Mr. Ceci has more than 20 years experience managing sales/marketing activities for high technology companies including IBM from 1974 to 1983, Philips from 1983 to 1987, Comdisco from 1987 to 1996, Ricoh from 1996 to 2000, and, most recently, Ballard Power Systems, Inc. from 2001 to 2005. Mr. Ceci joined Ballard in 2001 and, as the Director of Sales, was responsible for building the Sales and Service Organizations required to bring Transportation and Power Generation fuel cell based products to market. His experience and focus are in Business Plan and Distribution Development/Implementation, Business and Partner Development, Revenue Growth, and North American/ International sales team management. Mr. Ceci is not a director or officer of any other U.S. reporting company.

Donald M. Prest, Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer

Donald M. Prest has served as our Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer since August 26, 2004, and ceased to be a director effective September 30, 2005. Mr. Prest was also President of our company from August 26, 2004 and resigned as President of our company on October 5, 2004 in place of Mr. Brock. Mr. Prest is an Assurance Partner of Manning Elliott LLP, Chartered Accountants, located in Vancouver, British Columbia, where he has been working since 1983. Manning Elliott LLP is a qualified audit firm under the Public Company Accounting Oversight Board (United States). Mr. Prest provides international tax planning and business advisory services for numerous Canadian and U.S. businesses. Mr. Prest started his career in 1983 upon graduating from the British Columbia Institute of Technology with a Diploma in Financial Management. Mr. Prest completed his Chartered Accountant's program in 1988, received his Chartered Accountant's designation in 1991 and his United States Certified Public Accountant's designation in 1997. Mr. Prest is not a director or officer of any other U.S. reporting company.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until they resign or are removed from the board in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until they resign or are removed from office by the Board of Directors.

Significant Employees

Andy Turnbull, age 41, has served as our Director of Engineering since January 2006. Mr. Turnbull has 18 years of engineering and product development experience in power electronics, fuel cell, oil and gas, and power generation. Most recently Mr. Turnbull was at Xantrex Power from 2004 to 2005, where he was responsible for leading multi-functional teams from product development to launch. Previous to Xantrex, Mr. Turnbull worked for seven years at Ballard Power Systems from 1998 to 2004 where he headed a development team focused on fuel cell based back-up power products for the power generation industry. Mr. Turnbull is a P. Eng. and holds a B.A.Sc. in Electrical Engineering from Queen's University.

Audit Committee

We have an Audit Committee of our Board of Directors comprised of Messrs Harrison, Potter and Brock, each of whom is independent under applicable rules and regulations. Our Board of Directors has determined that Mr. Potter qualifies as an audit committee financial expert as defined in Item 401(e) of Regulation S-B.

The Audit Committee meets with management and our external auditors to review matters affecting financial reporting, the system of internal accounting and financial controls and procedures and the audit procedures and audit plans. The Audit Committee reviews our significant financial risks, is involved in the appointment of senior financial executives and annually reviews our insurance coverage and any off-balance sheet transactions.

The Audit Committee is mandated to monitor our Company's audit and the preparation of financial statements and to review and recommend to the board of directors all financial disclosure contained in our company's public documents. The Audit Committee is also be mandated to appoint external auditors, monitor their qualifications and independence and determine the appropriate level of their remuneration. The external auditors report directly to the Audit Committee and to the board of directors. The Audit Committee and board of directors each have the authority to terminate the external auditor's engagement (subject to confirmation by our stockholders). The Audit Committee also approves in advance any permitted services to be provided by the external auditors which are not related to the audit.

Code of Ethics

Our Board of Directors has adopted a Code of Ethics that applies to all employees, officers and directors of the Company. A copy of the Code of Ethics may be obtained, without charge, upon request to the Secretary of the Company at 4777 Bennett Drive, Suite E, Livermore, California, 94551, (telephone (925) 960-8777, facsimile (925) 960-9197).

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended September 30, 2006, all such filing requirements applicable to our officers and directors were complied with, except in respect of one Form 3 that was inadvertently not timely filed by each of Don Ceci and Remy Kozak.

Item 10.     Executive Compensation

Executive Compensation

None of our executive officers have been compensated in any form for their services from the time of the incorporation of the Company to September 30, 2005. Subsequent to September 30, 2005, we entered into employment or services agreements with certain of our executive officers pursuant to which they are compensated as described below. In addition, Mr. Haley, our Executive Chairman and Chief Operating Officer, is, effective on April 1, 2006, paid an annual salary of $150,000. Furthermore, Mr. Kozak, our President and Chief Executive Officer, is, effective on October 1, 2005, paid an annual salary of $120,000. Effective May 29, 2006, Stephen Williams resigned as our President and Chief Executive Officer and Remy Kozak was appointed in his place. The services agreement we had entered into with Mr. Williams was amended accordingly and subsequently terminated on July 31, 2006. On April 1, 2006 and July 29, 2006, we issued options to acquire an aggregate of up to 2,750,000 shares of our common stock to our directors and executive officers as described under "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters".

The following table sets forth the compensation paid to the Chief Executive Officer, Chief Operating Officer and certain other executive officers of the Company (the "Named Executive Officers") for the periods indicated:

Summary Compensation Table

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Fiscal Year	Salary (1)	Bonus	Other Annual Compen-sation	Securities Under Options Granted (#) (2)	Restricted Stock Awards	LTIP Payouts	All Other Compensation
Remy Kozak President and Chief Executive Officer	2006	120,000	30,000	85,000(4)	600,000	Nil	Nil	Nil
H. Dean Haley Chief Operating Officer	2006	150,000	15,000	Nil	200,000	Nil	Nil	Nil
Don Ceci Vice President Sales and Marketing	2006	120,000	30,000	173,190(5)	50,000	Nil	Nil	Nil
Stephen Williams(3) Former President and Chief Executive Officer	2006	87,500	Nil	17,095	500,000	Nil	Nil	Nil

(1) The amounts presented are on an annualized basis.

(2) See "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for information relating to the options granted.

(3) The employment of Mr. Williams with the Company terminated in 2006. His stock option award has been assigned to a judgement creditor and is currently exerciseable by this creditor.

(4) Mr. Kozak was issued 100,000 common shares valued at $85,000 as a bonus in July, 2006.

(5) Mr. Ceci was issued 200,000 common shares valued at $170,000 as a bonus in July, 2006 and $3,190 as a finders fee.

Stock Option Grants

On April 1, 2006, our Board of Directors adopted a comprehensive "2006 Stock Incentive Plan" to issue stock-based compensation of up to 4,000,000 common shares, including stock options, to officers, directors, employees and consultants of the Company. On October 16, 2006, the Board approved an increase of the number of common shares authorized to be issued pursuant to the 2006 Stock Incentive Plan to 8,000,000 common shares.

On April 1, 2006, the Board granted 2,550,000 stock options to certain officers, directors, employees and consultants. On June 15, 2006, an additional 200,000 stock options were granted to the Company's new Chief Executive Officer. On July 31, 2006 and August 16, 2006, a further 135,000 stock options were granted to employees. In addition, on April 1, 2006 and August 15, 2006, 1,000,000 stock options were granted to certain consultants.

The share options granted to the Named Executive Officers during the financial year ended September 30, 2006 were as follows:

Option/SAR Grants During the Most Recently Completed Financial Year
Name	Securities Under Options/SARs Granted (#)(2)	% of Total Options/SARs Granted to Employees in Financial Year	Exercise or Base Price ($/Security)	Market Value of Securities Underlying Options/SARs on the Date of Grant ($/Security) (1)	Expiration Date
Remy Kozak	400,000 200,000	14.5% 7.3%	0.65 0.65	0.65 0.65	April 1, 2008 July 29, 2008
H. Dean Haley	200,000	7.3%	0.65	0.65	April 1, 2008
Don Ceci	50,000	7.3%	0.65	0.65	April 1, 2008
Stephen Williams	500,000	18.2%	0.65	0.65	July 31, 2007

  The options were granted pursuant to prior agreements with these persons and the exercise prices of the options reflect the fair value of the underlying shares at the time such agreements were entered into.

  The employment of Mr. Williams with the Company terminated in 2006. His stock option award has been assigned to a judgement creditor and is currently exerciseable by this creditor.

The share options exercised by the Named Executive Officers during the financial year ended September 30, 2006 and the values of such options at the end of such year were as follows:

Aggregate Option/SAR Exercises During the Most Recently Completed Financial Year and Financial Year-End Option/SAR Values
Name	Securities Acquired on Exercise (#)	Aggregate Value Realized ($)	Unexercised Options/SARs at FY-End (#) Exercisable/ Unexercisable	Value of Unexercised in-the-Money Options/SARs at FY-End ($) Exercisable/ Unexercisable(1)
Remy Kozak	Nil	Nil	600,000/nil	$526,200 /nil
H. Dean Haley	Nil	Nil	200,000/nil	$175,400 / nil
Don Ceci	150,000	97,500	50,000/nil	$43,850 / nil
Stephen Williams	Nil	Nil	500,000(2) / Nil	$438,500/ nil

  Based on the closing price of $0.877 on September 30, 2006 on the OTCBB.

(2) The employment of Mr. Williams with the Company terminated in 2006. His stock option award has been assigned to a judgement creditor and is currently exerciseable by this creditor.

Employment Agreements

The following summary of certain material terms of the employment or services agreements we have entered into with certain of our officers is not complete and is qualified in its entirety to the full text of each such agreement on file with the SEC.

Remy Kozak

We entered into a corporate development employment agreement with Remy Kozak effective October 3, 2005, which was amended by an amending agreement dated May 29, 2006, pursuant to which Mr. Kozak originally agreed to act as Vice-President Corporate Development of the Company, and then as its President and Chief Executive Officer in lieu of Mr. Williams. In consideration for such services, Mr. Kozak is entitled to a gross monthly salary of $10,000 (which is subject to renegotiation on a reasonably consistent basis) and the fee shall be increased on an annual basis as provided in the agreement. Mr. Kozak is also entitled under the agreement to an annual incentive bonus as determined by the Board of Directors as well as certain other benefits as provided therein. In this regard Mr. Kozak received a cash bonus of $30,000 in August of 2006. Mr. Kozak is also entitled to options to acquire an aggregate of 600,000 shares of the Company (of which all are presently vested) at an exercise price of $0.65 per share. The agreement may be terminated by Mr. Kozak at any time upon 30 days' prior written notice or by the Company at any time upon 90 days' prior written notice. The agreement may also be terminated by either party upon 30 days' prior written notice and damages sought in the event of a material breach of the agreement, the wilful non-compliance of a party's obligations under the agreement, in the event of fraud, serious neglect or misconduct or in the event of the bankruptcy of a party as provided in the agreement.

H. Dean Haley

We entered into an employment agreement with H. Dean Haley, our Executive Chairman and Chief Operating Officer, dated effective April 1, 2006 as executed on May 29, 2006, pursuant to which Mr. Haley had agreed to act as Executive Chairman and Chief Operating Officer for a period of seven months from the effective date of the agreement. In consideration for his services and for entering into the agreement, Mr. Haley is entitled to an annual basic fee of $150,000 and received a signing bonus of $15,000. Under the agreement, Mr. Haley is also entitled to options to acquire an aggregate of 200,000 shares of the Company at an exercise price of $0.65 per share exercisable for a period of up to two years from the date of grant as well as an incentive bonus as may be determined by the Board of Directors. Mr. Haley is entitled to participate in any plan, including pension, deferred compensation, profit sharing or other plan that may be adopted by the Board of Directors. The agreement may be terminated by Mr. Haley at any time upon 30 days prior written notice or by the Company at any time upon 30 days prior written notice after the initial term. The agreement may also be terminated by either party upon 30 days prior written notice and damages sought in the event of a material breach of the agreement, the wilful non-compliance of a party's obligations under the agreement, in the event of fraud, serious neglect or misconduct or in the event of the bankruptcy of a party as provided in the agreement.

Don Ceci

We entered into a sales and marketing employment agreement dated effective October 3, 2005 with Don Ceci pursuant to which Mr. Ceci has agreed to act as Vice-President Sales and Marketing of the Company. In consideration for such services, Mr. Ceci is entitled to a monthly salary of $10,000 (subject to negotiation on a reasonably consistent basis) and the fee shall be increased on an annual basis as provided in the agreement. Mr. Ceci is also entitled under the agreement to an annual incentive bonus as determined by the Board of Directors as well as certain other benefits as provided therein. In this regard Mr. Ceci received a cash bonus of $30,000 in August of 2006. Mr. Ceci is also entitled to options to acquire an aggregate of 200,000 shares of the Company at an exercise price of $0.65 per share. The agreement may be terminated by Mr. Ceci at any time upon 30 days prior written notice or by the Company at any time upon 90 days prior written notice. The agreement may also be terminated by either party upon 30 days prior written notice and damages sought in the event of a material breach of the agreement, the wilful non-compliance of a party's obligations under the agreement, in the event of fraud, serious neglect or misconduct or in the event of the bankruptcy of a party as provided in the agreement.

Stephen Williams

We had entered into a services agreement with Stephen Williams, our former President and Chief Executive Officer, dated effective October 1, 2005, which was amended by an amending agreement dated May 29, 2006, pursuant to which Mr. Williams had originally agreed to act as President of our company for a period of one year from the effective date of the services agreement. The amending agreement was entered into to reflect the fact that Mr. Williams had resigned as a director and officer of our company, as originally contemplated by the services agreement, while extending the initial term of the services agreement until December 31, 2006 and removing the severance provisions originally provided for under the services agreement. By letter dated July 31, 2006, Mr. Williams resigned as an employee of our company and terminated his services agreement with our company consequent upon the same. Under his previous services agreement Mr. Williams is still entitled to his existing options to acquire an aggregate of 500,000 shares of the Company at an exercise price of $0.65 per share expiring July 31, 2007. Mr. Williams stock option award has been assigned to a judgement creditor and is currently exerciseable by this creditor.

Long-Term Incentive Plans

We do not currently have any long-term incentive plans in place.

Compensation of Directors

We currently do not and have not in the past paid our directors any fees or other compensation for acting as directors. Independent board members who are not employed by us in any capacity are paid $5,000 per quarter plus travel and incidental expenses.

Item 11.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of the date hereof by: (i) each person (including any group) known to us to own more than 5% of our shares of common stock; (ii) each of our directors; (iii) each of our officers; and (iv) our officers and directors as a group. To our knowledge, each holder listed possesses sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner(1)	Number of Shares Owned	Percentage of Class(2)
Directors and Officers:
Paul D. Brock(3) 321-255 Newport Drive Port Moody, B.C., Canada V3H 5H1	575,000	1.3%
Donald M. Prest(4) 1974 W 12th Ave Vancouver, B.C., Canada V6J 5M2	715,000	1.6%
H. Dean Haley(5) 3801 Albert Matthews Road, Columbia, Tennessee, U.S.A., 38401	7,581,577	16.5%
Stephen Harrison(6) Level 2, 33 York Street, Sydney, Australia, 2000	100,000	*
Don Ceci(7) 5828 Grousewoods Crescent, North Vancouver, B.C., Canada, V7R 4V2	400,000	*
Remy Kozak(8) 1303 - 283 Davie Street, Vancouver, B.C., Canada, V6B 5T6	700,000	1.5%
William J. Potter(9) 30 Rockefeller Plaza, 27th Floor, New York, New York, U.S.A., 10112	100,000	*
All executive officers and directors as a group (seven persons)(10)	10,171,577	22.3%
Major Shareholders:
Aurora Global Energy Limited(11) Level 2, 33 York Street, Sydney, Australia, 2000	14,693,423	32.2%
HDH Group, LLC(12) 3801 Albert Matthews Road, Columbia, Tennessee, U.S.A., 38401	7,381,577	16.2%

__________________________

*          Less than 1%.

(1) Under Rule 13d-3 of the Exchange Act a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and/or (ii) investment power, which includes the power to dispose or direct the disposition of shares. In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares within 60 days of the date as of which the information is provided.

(2) Based on 45,610,818 shares of our common stock issued and outstanding as of the date hereof.

(3) Includes 100,000 shares issuable upon vested stock options. On April 1, 2006, Mr. Brock was granted options to acquire up to 100,000 shares at an exercise price of $0.65 per share exercisable for a period of two years.

(4) Includes 200,000 shares issuable upon vested stock options. On April 1, 2006, Mr. Prest was granted options to acquire up to 200,000 shares at an exercise price of $0.65 per share exercisable for a period of two years.

(5) Of these shares, 7,381,577 are held by HDH Group, LLC, a company controlled by Mr. Haley. See footnote (12) below. Includes 200,000 shares issuable upon vested stock options. On April 1, 2006, Mr. Haley was granted options to acquire up to 200,000 shares at an exercise price of $0.65 per share exercisable for a period of two years.

(6) Includes 100,000 shares issuable upon vested stock options. On April 1, 2006, Mr. Harrison was granted options to acquire up to 100,000 shares at an exercise price of $0.65 per share exercisable for a period of two years.

(7) Includes 50,000 shares issuable upon vested stock options. On April 1, 2006, Mr. Ceci was granted options to acquire up to 200,000 shares at an exercise price of $0.65 per share exercisable for a period of two years. During the year ended September 30, 2006 Mr. Ceci exercised 150,000 stock options at $0.65 per share and received 150,000 shares. Also in July, 2006 Mr. Ceci was issued 200,000 common shares valued at $170,000 as a bonus.

(8) Includes 600,000 shares issuable upon vested stock options. On April 1, 2006, Mr. Kozak was granted options to acquire up to 400,000 shares at an exercise price of $0.65 per share exercisable for a period of two years. On July 29, 2006, Mr. Kozak was granted an option to acquire up to a further 200,000 shares at an exercise price of $0.65 per share exercisable for a period of two years. Also in July, 2006 Mr. Kozak was issued 100,000 common shares valued at $85,000 as a bonus.

(9) Includes 100,000 shares issuable upon vested stock options. On April 1, 2006, Mr. Potter was granted options to acquire up to 100,000 shares at an exercise price of $0.65 per share exercisable for a period of two years.

(10) Comprised of 8,821,577 shares and 1,350,000 shares issuable upon vested stock options.

(11) An Australian corporation of which Stephen Harrison, one of our directors, is a shareholder and director. Mr. Harrison disclaims beneficial ownership over these shares as voting and dispositive power in these shares resides with such corporation. Formerly named Power Air Dynamics Limited.

(12) A Tennessee corporation over which H. Dean Haley, one of our directors and an officer, has voting and dispositive power.

Changes in Control

We are unaware of any contract, or other arrangement or provision of our Articles or by-laws, the operation of which may at a subsequent date result in a change of control of the Company.

Item 12.     Certain Relationships and Related Transactions

Except as described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

    any of our directors or officers;

    any person proposed as a nominee for election as a director;

    any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock; or

    any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the above persons.

Donald M. Prest and certain of his family members participated in the private placement in September 2005 and own an aggregate of 210,000 shares and warrants to acquire and aggregate of 210,000 shares in the capital of the Company, as described under "Selling Shareholders".

Paul D. Brock, a director, and Donald M. Prest, the Company's Chief Financial Officer, each acquired 1,875,000 shares of the Company's common stock at a price of $0.001 per share on September 9, 2004. Mr. Brock and Mr. Prest each paid a total purchase price of $500 for the shares.

With regard to our mineral claims, the Company acquired the claims in October of 2004 by purchasing them from Teuton Resources Corp. for the cash payment of $10,000. By Declaration of Trust, Mr. Brock has declared that he holds a 100% undivided and legal, beneficial and registered interest in and to the mineral claims for us and that he will deliver registered title to the mineral claims to us upon our demand.

As a consequence of the acquisition of PAT:

(a) an aggregate of 1,550,000 issued and outstanding common shares of the Company owned by the Company's co-founders, Messrs. Brock and Prest, were returned to treasury for cancellation;

(b) 14,693,423 of our shares were issued to Power Air Dynamics, of which Mr. Harrison, a director of the Company, is a shareholder and a director; and

(c) 7,381,577 of our shares were issued to the HDH Group, which is owned and controlled by Mr. Haley, one of our directors and an officer.

As of June 30, 2005, $2,173,045 was due to Power Air Dynamics, which was formerly the sole shareholder of Power Air Tech. Stephen Harrison, one of our directors, is a director and officer of this company. As a condition precedent to the agreement relating to the acquisition of PAT this amount was forgiven, effective September 30, 2005, and treated as additional paid in capital.

As of June 30, 2005 and June 30, 2004, $1,567,961 and $1,176,206, respectively, were due to H. Dean Haley, Power Air Tech's acting Chief Operating Officer and our present Executive Chairman and Chief Operating Officer. The $1,567,961 amount was settled in connection with our re-capitalization by the issuance of 2,836,121 common shares of our common stock upon completion of the Power Air Tech acquisition at an agreed price of $0.5525 per share.

As a condition precedent to the agreement relating to the acquisition of PAT, we were required to issue 4,545,456 common shares, at an established fair market price of $0.5525 per share, to Mr. Haley, Power Air Tech's acting Chief Operating Officer, in connection with his ongoing commitment to build out a successful public company and to serve as our executive chairman after the closing of the acquisition. As there was no contract in place for Mr. Haley, and as there are no escrow provisions in place to restrict his ability to own or dispose of these shares, we incurred a charge of $2,511,364 to operations as at September 30, 2005.

As at September 30, 2005, we accrued, and subsequently paid, a total of $85,680 in finder's fees to Manning Elliott LLP, of which Mr. Prest, an officer of the Company, is a partner, and Stephen Williams, a former director and officer of the Company, in connection with the completion of the private placement transactions completed in November 2005.

A total of $315,000 was charged to operations during quarter four of fiscal 2006 pursuant to a bonus paid to two senior officers for milestones achieved. The cash component of the bonus was $60,000 and the stock based component was 300,000 shares issued having a fair value of $255,000.

Included in stock based compensation is the value of stock options granted to related parties being directors and senior officers of the Company. The value of options granted to these related parties and charged to operations during fiscal 2006 was $822,516.

Item 13.     Exhibits.
Exhibit No,.	Exhibit Description

Articles of Incorporation and Bylaws
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
Material contracts
10.1	Share Exchange Agreement among the Company, the Vendor, Power Air, the HDH Group and Mr. Haley, dated for reference effective on August 22, 2005.(2)
10.2	Stephen Williams Services Contract between the Company and Stephen Williams, dated for reference effective on October 1, 2005, as amended.(2)(3)
10.3	Sales and Marketing Employment Agreement among the Company, Power Air and Donald Ceci, dated for reference effective on October 3, 2005.(2)

Exhibit No,.	Exhibit Description
10.4	Corporate Development Employment Agreement among the Company, Power Air and Remy Kozak, dated for reference effective on October 3, 2005, as amended.(2)(3)
10.5	Development and Pre-Manufacturing Agreement dated September 27, 2006 between the Company and Mid States Tool and Machine Inc.
10.6	2006 Stock Incentive Plan (4)
21.1	Subsidiaries of the Company
Certifications
31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 8, 2007.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated January 8, 2007.

  Previously filed with the SEC as an exhibit to our Registration Statement on Form SB-2 as originally filed with the SEC on December 2, 2004.

  Previously filed with the SEC as an exhibit to our Current Report on Form 8-K as originally filed with the SEC on October 7, 2005.

  Previously filed with the SEC as an exhibit to our Form SB-2 as originally filed with the SEC on June 12, 2006.

  Previously filed with the SEC as an exhibit to our Form S-8 as originally filed with the SEC on July 3, 2006.

Item 14.     Principal Accountant Fees and Services.

The following table sets forth information regarding the amount billed to us by our independent auditors for the fiscal years ended September 30, 2005 and 2006.

	Period ended September 30, 2005	Period ended September 30, 2006
Audit Fees:	$17,000	$20,000
Audit Related Fees:	$3,600	$17,500
Tax Fees:	$Nil	$Nil
All Other Fees:	$Nil	$Nil
Total:	$20,600	$37,500

Audit Fees

Audit Fees are the aggregate fees billed by our independent auditors for the audit of our consolidated annual financial statements, reviews of interim financial statements and attestation services that are provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Audit related fees are the aggregate fees billed by our independent auditors for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

Effective May 6, 2003, the SEC adopted rules that require that before an independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

    approved by our audit committee; or

    entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

The policy of our Audit Committee is to pre-approve all audit and permissible non-audit services to be performed by our independent auditors during the fiscal year.

FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT ON FORM 10-KSB

Power Air Corporation
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Power Air Corporation

We have audited the consolidated balance sheets of Power Air Corporation. (the "Company") (a development-stage company) as of September 30, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company's financial statements as at June 30, 2005 and June 30, 2004, and for the years then ended were audited by other auditors whose report dated September 2, 2005 (except for the restatement described in Note 8 to the consolidated financial statements, as to which the date is January 11, 2006) included an explanatory paragraph regarding the Company's ability to continue as a going concern. The financial statements for the period from October 15, 1997 (date of inception) to June 30, 2005 reflect a total net loss of $4,105,418 of the related cumulative totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to amounts included for such prior periods, is based solely on the report of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at September 30, 2006 and 2005 and the results of its operations and its cash flows and the changes in stockholders' equity for the years then ended and for the period from October 15, 1997 (date of inception) to September 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date the Company has realized significant losses and further losses are anticipated. The Company has incurred losses since inception of $11,238,708, and requires additional funds to meet its obligations and fund the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"DMCL"

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
December 31, 2006

Power Air Corporation
(A Development Stage Company)
Consolidated Balance Sheets
As at September 30, 2006 and 2005

	2006 $	2005 $

ASSETS

Current Assets

Cash	924,928	1,040,998
Other current assets	109,739	21,965

Total	1,034,667	1,062,963

Deferred financing costs	28,047	-

Property and Equipment (Note 5)	167,085	-

Total Assets	1,229,799	1,062,963

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable	38,930	70,302
Accrued liabilities	78,560	207,655

Total	117,490	277,957

Commitments and Contingencies (Note 8)

Stockholders' Equity

Common Stock, 375,000,000 shares authorized, $0.001 par value; 45,348,318 and 41,894,729 shares issued and outstanding, respectively	45,348	41,894

Additional Paid-In Capital	12,305,669	7,635,641

Subscription Receivable	-	(161,850)

Deficit Accumulated During the Development Stage	(11,238,708)	(6,730,679)

Total Stockholders' Equity	1,112,309	785,006

Total Liabilities and Stockholders' Equity	1,229,799	1,062,963

Power Air Corporation
(A Development Stage Company)
Consolidated Statements of Operations
For the Years Ended September 30, 2006 and 2005

	2006 $	2005 $	Cumulative results from October 15, 1997 (date of inception) to September 30, 2006 $

Operating Expenses

Depreciation	18,199	-	18,199
Development and engineering	771,807	-	2,710,994
General and administration	2,934,944	2,602,752	7,376,792
License fees	95,990	22,509	333,533
Marketing and selling	687,089	-	687,089
Interest	-	-	112,101

Total Operating Expenses	4,508,029	2,625,261	11,238,708

Loss from Operations	(4,508,029)	(2,625,261)	(11,238,708)

Net Loss	(4,508,029)	(2,625,261)	(11,238,708)

Net Loss Per Share - Basic and Diluted	(0.10)	(0.08)

Weighted Average Shares Outstanding - Basic and Diluted	43,355,000	32,013,000

Power Air Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Years Ended September 30, 2006 and 2005

	2006 $	2005 $	From October 15, 1997 (Date of Inception) to September 30, 2006 $

Operating Activities

Net loss	(4,508,029)	(2,625,261)	(11,238,708)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	18,199	-	18,199
Stock-based compensation	2,135,548	-	2,135,548
Expenses settled with issuance of common shares	-	2,511,364	2,511,364

Changes in operating assets and liabilities:

Other current assets	(87,774)	(21,965)	(84,739)
Accounts payable	(31,372)	(255,300)	38,930
Accrued liabilities	(129,095)	263,185	147,390

Net Cash Used in Operating Activities	(2,602,523)	(127,977)	(6,472,016)

Investing Activities

Purchase of property and equipment	(185,284)	-	(185,284)

Net Cash Used in Investing Activities	(185,284)	-	(185,284)

Financing Activities

Proceeds from issuance of common stock	2,950,431	1,188,495	4,139,926
Share issuance costs	(250,647)	(20,000)	(270,647)
Advances from a related party	-	-	3,740,996
Deferred financing costs	(28,047)	-	(28,047)

Net Cash Provided by Financing Activities	2,671,737	1,168,495	7,582,228

Increase (Decrease) in Cash	(116,070)	1,040,518	924,928

Cash- Beginning	1,040,998	480	-

Cash- Ending	924,928	1,040,998	924,928

Supplemental Disclosures

Interest paid	-	-	-
Income taxes paid	-	-	-

Non-cash Investing and Financing Activities	-	-	-

Power Air Corporation
(A Development Stage Company)
Consolidated Statement of Stockholder's Equity
From October 15, 1997 (Date of Inception) to September 30, 2006

	Common Stock				Accumulated
					Deficit
	Number		Additional		During the
	of		Paid-In	Subscription	Development
	Shares	Amount	Capital	Receivable	Stage	Total
		$	$	$	$	$

Balance from October 15, 1997 (date of inception) to June 30, 2005	10,000	1,000	-	-	(4,105,418)	(4,104,418)

Adjustment for change in par value	-	(990)	990	-	-	-

Re-capitalization transactions (Note 1)
Shares of Power Air Corporation	18,750,000	18,750	-	-	-	18,750
Cancellation of founders stock	(1,550,000)	(1,550)	1,550	-	-	-
Shares issued to shareholders of Power Air Tech, Inc. to effect the reverse merger	14,693,423	14,693	(14,693)	-	-	-
Shares issued for compensation	4,545,456	4,545	2,506,819	-	-	2,511,364
Shares acquired by legal parent	(10,000)	(10)	-	-	-	(10)
Shares issued to settle debt	3,378,396	3,378	1,864,180	-	-	1,867,558
Forgiveness of related party debt of PAT as a condition precedent to the reverse merger	-	-	2,173,045	-	-	2,173,045
Net liabilities assumed in recapitalization	-	-	(89,482)	-	-	(89,482)

Unit private placement - $0.65 (Note 7(a))	2,077,454	2,078	1,348,267	-	-	1,350,345

Share subscription	-	-	-	(161,850)	-	(161,850)

Share issuance costs	-	-	(155,035)	-	-	(155,035)

Net loss	-	-	-	-	(2,625,261)	(2,625,261)

Balance, September 30, 2005	41,894,729	41,894	7,635,641	(161,850)	(6,730,679)	785,006

Subscription received	-	-	-	161,850	-	161,850

Unit private placement - $0.65 (Note 7(a))	1,105,917	1,106	717,740	-	-	718,846

Unit private placement - $1.10 (Note 7(b))	1,792,572	1,793	1,970,036	-	-	1,971,829

Shares issued for share issuance costs	17,600	18	(18)	-	-	-

Shares issued for employee bonuses	300,000	300	254,700	-	-	255,000

Shares issued for consulting services	87,500	87	61,163	-	-	61,250

Shares issued for options exercised	150,000	150	97,350	-	-	97,500

Share issuance costs	-	-	(250,629)	-	-	(250,629)

Fair value of vested stock options granted	-	-	1,819,686	-	-	1,819,686

Net loss	-	-	-	-	(4,508,029)	(4,508,029)

Balance, September 30, 2006	45,348,318	45,348	12,305,669	-	(11,238,708)	1,112,309

Power Air Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2006

1.     Nature of Operations and Continuance of Business

Power Air Corporation (the "Company" or "PAC") (formerly Fortune Partners, Inc. or "FPI") was incorporated in the State of Nevada on August 26, 2004. Pursuant to a Share Exchange Agreement (the "Agreement") dated September 30, 2005, the Company acquired all of the issued and outstanding shares of Power Air Tech, Inc. ("PAT") and issued, in total, 22,617,275 common shares to the shareholder of PAT, the Chief Operating Officer of PAT and the majority of creditors of PAT resulting in PAT shareholders and related parties and creditors gaining a 57% control position of PAC (collectively the "PAT Acquisition"). Prior to the PAT Acquisition, the Company's principal business was the acquisition and exploration of mineral properties (Note 3). The Company has not determined whether its mineral properties contain mineral reserves that are economically recoverable and has not been active exploring these properties since July, 2005. As such, the PAT Acquisition by the Company, is considered a re-capitalization of PAT and PAT is considered the acquirer for accounting and financial reporting purposes. The consolidated financial statements include the accounts of the Company since the PAT Acquisition on September 30, 2005, and the historical accounts of PAT since the date of its inception, October 15, 1997. All significant inter-company balances and transactions have been eliminated upon consolidation. The name of the combined company was changed on December 21, 2005 to Power Air Corporation pursuant to a Form 14A proxy/consent statement which was filed by the Company with the United States Securities and Exchange Commission (the "SEC") on November 9, 2005 and approved by a majority of the Company's shareholders on December 20, 2005.

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

d)     issued 542,275 restricted common shares, at an estimated fair value of $0.5525 per share (after a 15% discount to the established fair market price of $0.65), to a substantial majority of the creditors of PAT in consideration of such creditors agreeing to accept the shares in complete satisfaction of all previous debts and/or services provided by such creditors to PAT totalling $299,607. The Company also assumed an obligation to pay a creditor $25,995 which was paid during the quarter ended December 31, 2005; and

1.       Nature of Operations and Continuance of Business (continued)

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

The Company is a development stage company as defined by Statement of Financial Accounting Standards ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises". In a development stage company, management devotes most of its activities in developing a market for its products. The Company is presently in its developmental stage and currently has no sources of revenue to provide incoming cash flows to sustain future operations. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to enter into Original Equipment Manufacturer ("OEM") joint venture agreements, to raise additional equity financing and generate revenue, cash flow and attain profitable operations. Management has plans to seek additional capital through equity offerings. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at September 30, 2006, the Company has working capital of $917,177 and accumulated losses of $11,238,708 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company is in discussions with various financial institutions in Europe and the United States to secure short-term and long-term financing.

2.       Summary of Significant Accounting Policies

a)     Basis of Presentation

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in US dollars. The Company resolved to keep the fiscal year end of PAC, the legal parent, being September 30. PAT's fiscal year end was June 30. In connection with the re-capitalization, the historical financial statements presented are those of PAT. These consolidated financial statements include the accounts of the Company and its wholly-owned Delaware subsidiary, PAT, and its 50% owned Canadian subsidiary, Power Air (Canada) Corp., which is considered a variable interest entity due to mind and management and funding criteria, thus is 100% consolidated. All inter-company transactions and balances have been eliminated.

2.       Summary of Significant Accounting Policies (continued)

b)     Variable Interest Entity

The Financial Accounting Standards Board ("FASB") finalized FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities-An Interpretation of ARB51" ("FIN46R") in December 2003. FIN46R expands the scope of ARB51 and can require consolidation of "variable interest entities" ("VIEs"). Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. On May 31, 2006 the Company's inactive Canadian subsidiary, Power Air (Canada) Corp. was 50% owned by a Canadian resident individual and 50% owned by the Company. On June 1, 2006 this subsidiary became active and Power Air (Canada) Corp. began conducting scientific research and experimental development activities in Canada and will apply for Canadian Scientific Research and Experimental Development tax credits. The Company funds 100% of the expenditures and is at risk for 100% of its losses and as a result is the party with the controlling financial interest and the primary beneficiary. Power Air (Canada) Corp. has no other financing other than amounts received from Power Air Corporation. As a result of the above, the loss for the period from June 1, 2006 to September 30, 2006 of $427,000 has been included in the consolidated financial statements.

c)     Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of stock based compensation expense, revenues and expenses during the reporting period. Actual results could differ from those estimates.

d)     Basic and Diluted Net Income (Loss) Per Share

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

e)     Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For all periods presented the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

f)     Research and Development Expenditures

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

g)     Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

h)     Financial Instruments

Financial instruments, which include cash, other current assets, accounts payable and accrued liabilities were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

2.       Summary of Significant Accounting Policies (continued)

i)     Revenue Recognition

The Company will recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements." Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided and collection is reasonably assured.

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

k)     Deferred Finance Costs

Deferred costs are recorded at cost and include costs relating to undertaking an initial public offering. Upon successful completion of the initial public offering, these costs will be recorded as a reduction of share capital. If the initial public offering is not successfully completed, these costs will be charged to the statement of operations.

l)     Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash was deposited with a high quality credit institution.

m)   Stock-Based Compensation

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R "Share Based Payments" using the modified retrospective transition method. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. The Company has estimated the fair value of each award as of the date of grant or assumption using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes option pricing model considers, among other factors, the expected life of the award and the expected volatility of the Company's stock price.

The Company had no outstanding stock options or unvested share based payments as of this date and prior to March 31, 2006. Accordingly, there was no effect on the Company's previously reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

2.     Summary of Significant Accounting Policies (continued)

m)     Stock-Based Compensation (continued)

On April 1, 2006 the Board of Directors adopted a comprehensive "2006 Stock Incentive Plan" to issue stock-based compensation of up to 4,000,000 common shares including stock options, to officers, directors, employees and consultants of the Company. On October 16, 2006 the Board of Directors approved an increase of common shares authorized to be issued pursuant to the 2006 Stock Incentive Plan to 8,000,000 common shares.

On April 1, 2006 the Board of Directors passed a resolution to grant 2,550,000 stock options to certain officers, directors, employees and consultants. On June 15, 2006 an additional 200,000 stock options were granted to the Company's new Chief Executive Officer, which are also exercisable at $0.65 for a period of two years. On July 31, 2006 and August 16, 2006, the Board of Directors passed a resolution to grant 135,000 stock options to employees. In addition, on April 1, 2006 and August 15, 2006, 1,000,000 stock options were issued to certain consultants.

The fair value of the stock options granted was measured at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

2006

Expected dividend yield	0%
Risk free interest rate	4.49%
Expected volatility	67%
Expected life (in years)	1.3

The weighted average grant date fair value of stock options granted was $0.52 per option.

A summary of the Company's stock option activity is as follows:
	Year Ended September 30, 2006
	Number of Options	Weighted Average Exercise Price $

Balance, Beginning of Year	-	-

Granted	3,885,000	0.62

Exercised	150,000	-

Balance, End of Year	3,735,000	0.62

Additional information regarding stock options as at September 30, 2006 is as follows:
	Outstanding			Exercisable
Exercise price $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $	Number of shares	Weighted average exercise price $

0.65	2,600,000	1.47	0.46	2,304,168	0.41
0.70	10,000	0.00	0.03	-	-
0.50	1,000.000	0.23	0.00	1,000,000	0.13
1.00	125,000	0.06	0.13	15,000	0.00
Totals	3,735,000	1.77	0.62	3,309,168	0.54

n)     Foreign Currency Translation

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

2.       Summary of Significant Accounting Policies (continued)

o)     Property and Equipment

Depreciation is provided on all property and equipment utilizing the straight line method over their estimated useful lives of five years, except leasehold improvements which are amortized over the term of the lease.

p)     Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140," (hereinafter SFAS No. 155). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid instrument that contains an embedded derivative that would otherwise require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs.  This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning October 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

3.     Mineral Properties

On October 25, 2004 the Company acquired a 100% interest in the Tetrahedrite Silver Property (the "Property") located in the Skeena Mining Division. The Property was held in trust by the former President of the Company for the benefit of the Company and consisted of 4 mineral claims representing 72 units. These claims lapsed on July 9, 2006.

4.      Re-capitalization Transaction

Pursuant to the Share Exchange Agreement, on September 30, 2005, PAT was re-capitalized by merging with a publicly listed company, Power Air Corporation (formerly Fortune Partners, Inc.), through the PAT Acquisition.

The following table provides a reconciliation of the public company's net liabilities assumed in this re-capitalization transaction:
	Power Air Corporation (formerly Fortune Partners, Inc.)	Transactions from October 1, 2004 to	Power Air Corporation (formerly Fortune Partners, Inc.)
	September 30, 2004	September 30, 2005	September 30, 2005
	$	$	$

Cash	79,010	(79,010)	-
Prepaid expense	-	3,215	3,215
Accounts payable and accrued liabilities	(4,000)	(88,697)	(92,697)

Net liabilities assumed	75,010	(164,492)	(89,482)

5.       Property and Equipment
	Cost $	Accumulated Depreciation $	Net Carrying Value September 30, 2006 $	Net Carrying Value September 30, 2005 $

Computer hardware	31,144	3,892	27,252	-
Computer software	7,684	802	6,882	-
Furniture and equipment	124,820	11,459	113,361	-
Leasehold improvements	21,637	2,047	19,590	-

	185,285	18,200	167,085	-

6.       Related Party Transactions

a)     As of June 30, 2005, $2,173,045 was due to the sole shareholder of PAT. As a condition precedent to the Share Exchange Agreement this amount was forgiven, effective September 30, 2005, and treated as additional paid-in capital.

b)     The former President of the Company held the Company's interest in four mineral claims in trust for the benefit of the Company. The Company acquired these mineral properties for $10,000 on October 25, 2004. These claims lapsed on July 9, 2006.

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

6.       Related Party Transactions (continued)

e)     As at September 30, 2005, the Company accrued, and subsequently paid, a total of $85,680 of finders' fees to two senior officers of the Company, in connection with the Company's $0.65 unit private placement on November 30, 2005.

f)     See Note 8(c) regarding commitments with related parties.

g)     A total of $315,000 was charged to operations during quarter four of fiscal 2006 pursuant to a bonus paid to two senior officers for milestones achieved. The cash component of the bonus was $60,000 and the stock based component was 300,000 shares issued having a fair value of $255,000.

h)     Included in stock based compensation is the value of stock options granted to related parties being directors and senior officers of the Company. The value of options granted to these related parties and charged to operations during fiscal 2006 was $822,516.

7.       Common Stock

a)     Unit Private Placement - $0.65

Between August 22, 2005 and September 30, 2005, the Company received common stock subscriptions for 2,077,454 units at a price of $0.65 per unit for total proceeds and subscriptions receivable of $1,350,345. The subscriptions receivable were received in October 2005. These units were issued on September 30, 2005.

During the quarter ended December 31, 2005, the Company received common stock subscriptions for an additional 1,090,532 units at a price of $0.65 per unit for total additional proceeds of $708,846. These units were issued on November 30, 2005. On March 15, 2006, the Company received a common stock subscription for an additional 15,385 units at a price of $0.65 per unit for total additional proceeds of $10,000. These units were issued on March 15, 2006. Total units issued were 3,183,371 and total gross proceeds received were $2,069,191. A total of $278,081 of share issuance costs were incurred including $75,495 of legal costs and $202,586 of finders' fees. Of these share costs, $155,035 was recorded in 2005 and the balance in 2006. Each unit consisted of one common share and one share purchase warrant. Each warrant entitles the holder to purchase an additional share of common stock at a price of $1.00 per share for a period of two years from the date of issuance. The Company has filed an SB-2 Registration Statement to remove the trading restrictions on the above shares and warrants.

b)     Unit Private Placement - $1.10

On June 28, 2006 the Company issued 1,792,572 units at $1.10 per unit for gross proceeds of $1,971,829. Each unit consisted of one common share and one-half share purchase warrant. Each whole warrant (896,286 warrants in total) is exercisable into one common share at a price of $1.50 per share expiring June 28, 2008. The Company paid $127,583 for share issuance costs including $102,583 for finders' fees and $25,000 for legal fees.

c)     Warrants outstanding
# of Warrants	Exercise Price	Expiry Date

3,183,371	$1.00	September 30, 2007 to March 15, 2008

896,286	$1.50	June 28, 2008

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

8.       Commitments and Contingencies (continued)

b)     On October 17, 2005, the Company entered into a long-term office and laboratory/warehouse premises lease in Livermore, California. The term is for 30 months expiring October 31, 2008. The monthly base rent is $6,066 and the estimated monthly operating charge is $1,800 per month. On January 20, 2006 the Company entered into a long-term housing lease in Pleasanton, California. The term is for 24 months expiring January 31, 2008. The monthly rent is $2,595. On May 24, 2006 the Company entered into a short-term premises lease at the National Research Council in Vancouver, Canada. The term is for nine months expiring March 31, 2007 at a monthly rate of Cnd$2,152.

c)     As at September 30, 2006 the Company is committed pursuant to four employment contracts including three officers and one employee of the Company. In total the annual commitment is $470,000, each having a 90-day termination clause. All of these contracts also contained commitments to grant stock options, see Note 2(l) for details on stock options granted.

d)     On September 27, 2006 the Company entered into a four phase Development and Pre-Manufacturing Agreement (the "Agreement") with Mid States Tool and Machine Inc. of Decatur, Indiana ("Mid States"). Pursuant to the Agreement, Mid States will re-design, cost-reduce, tool and manufacture the ZAFC. The Company paid $25,000 upon execution of this Agreement and will issue 350,000 stock options, in phases, exercisable at $0.755 per share. Upon completion of Phase 1 (Planning) a total of 50,000 stock options will be granted. Upon starting Phase 2 (Engineering Prototype) a cash payment of $25,000 will be made and upon completion of Phase 2 an additional 100,000 stock options will be granted. A final payment of $27,000 will be made upon Mid States delivering 4 demonstration prototypes at the end of Phase 2. A total of 100,000 stock options will be granted at the completion of Phase 3 (Manufacturing Prototype) and Phase 4 (Pilot Production). The cash payments do not include the costs of materials, labour (at Mid States' cost) or moulds. Upon successful completion of the above Phases the Company and Mid States will enter into a Supply Agreement. It is intended that Mid States will be the Company's exclusive manufacturer for the initial ZAFC Power Source for use in the Company's first commercial generator product in North America for a period not less than 3 years from the date of entering into the Supply Agreement.

e)     Pursuant to a Consulting Agreement dated August 1, 2006 the Company issued 87,500 restricted common shares at a fair market value of $61,250 which was charged to operations during the month of September, 2006. Subsequently the Company issued an additional 262,500 restricted common shares having a value of $100,625 which was charged to operations during the first quarter of fiscal 2007.

9.       Income Taxes

Potential benefits of United States and Canadian Federal income tax losses are not recognized in the accounts until realization is more likely than not. The Company has combined United States and Canadian tax losses carried forward totalling $2,265,000 for tax purposes. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

United States Federal income tax losses of $2,328,908 are no longer available to the Company pursuant to the change of control rules of Section 382 of the Internal Revenue Code.

The components of the net deferred tax asset at September 30, 2006 and 2005, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

	September 30, 2006 $	September 30, 2005 $

Combined Cumulative Net Operating Losses	2,265,000	-

Statutory Tax Rate	34%	34%

Effective Tax Rate	-	-

Deferred Tax Asset	770,000	-

Valuation Allowance	(770,000)	-

10.       Segment Disclosures

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

11.       Subsequent Events

a)     See Note 8(d) for commitments to grant 350,000 stock options and make cash payments of $77,000 pursuant to a Development and Pre-Manufacturing Agreement.

b)     See Note 8(e) for 262,500 restricted common shares issued pursuant to a Consulting Agreement.

c)     Signed a Letter of Intent with H-Plus Eco Ltd., a Korean based company focused on environment and alternative energy. This Letter of Intent defines the structure and scope of the Asian Joint Venture between the companies. This Joint Venture will develop, manufacture and commercialize back-up power systems for Korean and Asian markets. H-Plus Eco Ltd. will contribute up to KRW 5 billion (US$5 million) to the Joint Venture and the Company will license its technology to the Joint Venture. The Joint Venture will include a shareholder agreement, a license agreement, a territory agreement and a supply agreement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
POWER AIR CORPORATION
Per:	/s/ "Remy Kozak" ___________________________ Remy Kozak, President, Chief Executive Officer and Principal Executive Officer Date: January 8, 2007

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Per:	/s/ "Remy Kozak" ___________________________ Remy Kozak, President, Chief Executive Officer, and Principal Executive Officer Date: January 8, 2007
Per:	/s/ "Donald M. Prest" ___________________________ Donald M. Prest, Chief Financial Officer and Principal Accounting Officer Date: January 8, 2007
Per:	/s/ "Stephen Harrison" ___________________________ Stephen Harrison Director Date: January 8, 2007
Per:	/s/ "William J. Potter" ___________________________ William J. Potter Director Date: January 8, 2007
Per:	/s/ " Paul D. Brock" ___________________________ Paul D. Brock Director Date: January 8, 2007