Form 10QSB
period 2006-12-31
POWER AIR CORP
filed 2007-02-14
CIK 1310261

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

        Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2006

        Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission File Number: 000-51256

POWER AIR CORPORATION

(Name of small business issuer in its charter)

NEVADA	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4777 Bennett Drive, Suite E, Livermore, CA	94551
(Address of principal executive offices)	(Zip Code)

(925) 960-8777
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes * No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No *

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 45,610,818 shares of common stock as of February 14, 2007.

Transitional Small Business Disclosure Format (check one):  Yes       No   *

__________

POWER AIR CORPORATION

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended December 31, 2006

FORWARD-LOOKING STATEMENTS

This Form 10-QSB for the quarterly period ended December 31, 2006 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, our annual report on Form 10-KSB for the year ended September 30, 2006. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I - FINANCIAL INFORMATION

Item 1.               Financial Statements

Power Air Corporation
(A Development Stage Company)
Consolidated Balance Sheets

	December 31, 2006 $	September 30, 2006 $
	(unaudited)

ASSETS

Current Assets

Cash	142,864	924,928
Other current assets	74,434	109,739

Total current assets	217,298	1,034,667

Deferred financing costs	-	28,047

Property and Equipment (Note 3)	176,887	167,085

Total Assets	394,185	1,229,799

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable	123,089	38,930
Accrued liabilities	-	78,560

Total current liabilities	123,089	117,490

Commitments and Contingencies (Note 6)

Stockholders' Equity

Common Stock (Note 5), 375,000,000 shares authorized, $0.001 par value; 45,610,818 and 45,348,318 shares issued and outstanding, respectively	45,610	45,348

Additional Paid-In Capital	12,506,725	12,305,669

Deficit Accumulated During the Development Stage	(12,281,239)	(11,238,708)

Total Stockholders' Equity	271,096	1,112,309

Total Liabilities and Stockholders' Equity	394,185	1,229,799

Power Air Corporation
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended December 31,		Cumulative results from October 15, 1997 (date of inception) to December 31,
	2006 $	2005 $	2006 $

Expenses

Depreciation	9,429	-	27,628
Development and engineering	348,400	-	3,059,394
General and administration	522,170	432,166	7,898,962
License fees	25,000	18,750	358,533
Marketing and selling	137,532	-	824,621
Interest	-	-	112,101

Total Expenses	1,042,531	450,916	12,281,239

Net Loss	(1,042,531)	(450,916)	(12,281,239)

Net Loss Per Share - Basic and Diluted	(0.02)	(0.01)

Weighted Average Shares Outstanding - Basic and Diluted	45,523,000	42,622,000

Power Air Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended December 31,
	2006 $	2005 $

Operating Activities

Net loss	(1,042,531)	(450,916)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	9,429	1,747
Deferred financing costs written-off	28,047	-
Stock-based compensation	201,318	-

Changes in operating assets and liabilities:

Other current assets	35,305	(34,895)
Accounts payable	5,599	(170,251)

Net Cash Used in Operating Activities	(762,833)	(654,315)

Investing Activities

Purchase of property and equipment	(19,231)	(72,162)

Net Cash Used in Investing Activities	(19,231)	(72,162)

Financing Activities

Proceeds from issuance of common stock	-	870,696
Share issuance costs	-	(77,951)

Net Cash Provided by Financing Activities	-	792,745

Increase (Decrease) in Cash	(782,064)	66,268

Cash - Beginning of Period	924,928	1,040,998

Cash - End of Period	142,864	1,107,266

Supplemental Disclosures

Interest paid	-	-
Income taxes paid	-	-

Non-cash Investing and Financing Activities	-	-

Power Air Corporation
(A Development Stage Company)
Consolidated Statement of Stockholder's Equity
From October 15, 1997 (Date of Inception) to December 31, 2006
(unaudited)

	Common Stock				Accumulated
					Deficit
	Number		Additional		During the
	of		Paid-In	Subscription	Development
	Shares	Amount	Capital	Receivable	Stage	Total
		$	$	$	$	$

Balance from October 15, 1997 (date of inception) to June 30, 2005	10,000	1,000	-	-	(4,105,418)	(4,104,418)

Adjustment for change in par value	-	(990)	990	-	-	-

Re-capitalization transactions (Note 1)
Shares of Power Air Corporation	18,750,000	18,750	-	-	-	18,750
Cancellation of founders stock	(1,550,000)	(1,550)	1,550	-	-	-
Shares issued to shareholders of Power Air Tech, Inc. to effect the reverse merger	14,693,423	14,693	(14,693)	-	-	-
Shares issued for compensation	4,545,456	4,545	2,506,819	-	-	2,511,364
Shares acquired by legal parent	(10,000)	(10)	-	-	-	(10)
Shares issued to settle debt	3,378,396	3,378	1,864,180	-	-	1,867,558
Forgiveness of related party debt of PAT as a condition precedent to the reverse merger	-	-	2,173,045	-	-	2,173,045
Net liabilities assumed in recapitalization	-	-	(89,482)	-	-	(89,482)

Unit private placement - $0.65 (Note 5(a))	2,077,454	2,078	1,348,267	-	-	1,350,345

Share subscription	-	-	-	(161,850)	-	(161,850)

Share issuance costs	-	-	(155,035)	-	-	(155,035)

Net loss	-	-	-	-	(2,625,261)	(2,625,261)

Balance, September 30, 2005	41,894,729	41,894	7,635,641	(161,850)	(6,730,679)	785,006

Subscription received	-	-	-	161,850	-	161,850

Unit private placement - $0.65 (Note 5(a))	1,105,917	1,106	717,740	-	-	718,846

Unit private placement - $1.10 (Note 5(b))	1,792,572	1,793	1,970,036	-	-	1,971,829

Shares issued for share issuance costs	17,600	18	(18)	-	-	-

Shares issued for employee bonuses	300,000	300	254,700	-	-	255,000

Shares issued for consulting services	87,500	87	61,163	-	-	61,250

Shares issued for options exercised	150,000	150	97,350	-	-	97,500

Share issuance costs	-	-	(250,629)	-	-	(250,629)

Fair value of vested stock options	-	-	1,819,686	-	-	1,819,686

Net loss	-	-	-	-	(4,508,029)	(4,508,029)

Balance, September 30, 2006	45,348,318	45,348	12,305,669	-	(11,238,708)	1,112,309

Shares issued for consulting services	262,500	262	100,363	-	-	100,625

Fair value of vested stock options	-	-	100,693	-	-	100,693

Net loss	-	-	-	-	(1,042,531)	(1,042,531)

Balance, December 31, 2006	45,610,818	45,610	12,506,725	-	(12,281,239)	271,096

1.       Nature of Operations and Continuance of Business

Power Air Corporation (the "Company" or "PAC") (formerly Fortune Partners, Inc. or "FPI") was incorporated in the State of Nevada on August 26, 2004. Pursuant to a Share Exchange Agreement (the "Agreement") dated September 30, 2005, the Company acquired all of the issued and outstanding shares of Power Air Tech, Inc. ("PAT") and issued, in total, 22,617,275 common shares to the shareholder of PAT, the Chief Operating Officer of PAT and the majority of creditors of PAT resulting in PAT shareholders and related parties and creditors gaining a 57% control position of PAC (collectively the "PAT Acquisition"). Prior to the PAT Acquisition, the Company's principal business was the acquisition and exploration of mineral properties. The Company had not determined whether its mineral properties contained mineral reserves that were economically recoverable and had not been active exploring these properties since July, 2005. As such, the PAT Acquisition by the Company is considered a re-capitalization of PAT and PAT is considered the acquirer for accounting and financial reporting purposes. The consolidated financial statements include the accounts of the Company since the PAT Acquisition on September 30, 2005, and the historical accounts of PAT since the date of its inception, October 15, 1997. All significant inter-company balances and transactions have been eliminated upon consolidation. The name of the combined company was changed on December 21, 2005 to Power Air Corporation pursuant to a Form 14A proxy/consent statement, which was filed by the Company with the United States Securities and Exchange Commission (the "SEC") on November 9, 2005 and approved by a majority of the Company's shareholders on December 20, 2005.

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

The Company is a development stage company as defined by Statement of Financial Accounting Standards ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises". In a development stage company, management devotes most of its activities in developing a market for its products. The Company is presently in its developmental stage and currently has no sources of revenue to provide incoming cash flows to sustain future operations. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to enter into Original Equipment Manufacturer ("OEM") joint venture agreements, to raise additional equity financing and generate revenue, cash flow and attain profitable operations. Management has plans to seek additional capital through equity offerings. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at December 31, 2006, the Company has working capital of $94,209 and accumulated losses of $12,281,239 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

b)       Variable Interest Entity

The Financial Accounting Standards Board ("FASB") finalized FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities-An Interpretation of ARB51" ("FIN46R") in December 2003. FIN46R expands the scope of ARB51 and can require consolidation of "variable interest entities" ("VIEs"). Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. On May 31, 2006 the Company's inactive Canadian subsidiary, Power Air (Canada) Corp. was 50% owned by a Canadian resident individual and 50% owned by the Company. On June 1, 2006 this subsidiary became active and Power Air (Canada) Corp. began conducting scientific research and experimental development activities in Canada and will apply for Canadian Scientific Research and Experimental Development tax credits. The Company funds 100% of the expenditures and is at risk for 100% of its losses and as a result is the party with the controlling financial interest and the primary beneficiary. Power Air (Canada) Corp. has no other financing other than amounts received from Power Air Corporation. As a result of the above, accumulated losses for the period from June 1, 2006 to December 31, 2006 of $568,000 has been included in the consolidated financial statements.

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

2.       Summary of Significant Accounting Policies (continued)

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

2.       Summary of Significant Accounting Policies (continued)

k)       Deferred Finance Costs

Deferred finance costs are recorded at cost and include costs relating to undertaking financing activities. Upon successful completion of the related financing, these costs will be recorded as a reduction of share capital. If related financing is not successfully completed, these costs will be charged to the statement of operations.

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

2.       Summary of Significant Accounting Policies (continued)

m)      Stock-Based Compensation (continued)

The weighted average grant date fair value of stock options granted was $0.52 per option.

A summary of the Company's stock option activity is as follows:

Number of Options

 Weighted
Average
Exercise
Price
$

Balance, September 30, 2005

-

-

Granted

3,885,000

0.62

Exercised

(150,000)

-

Balance, September 30, 2006 and December 31, 2006

3,735,000

0.62

The weighted average contractual life of the exercisable and outstanding stock options is 1.37 years.

Additional information regarding stock options as at September 30, 2006 is as follows:

Outstanding

Exercisable

 Number of
shares

 Weighted
average
remaining
contractual
life (years)

 Weighted
average
exercise price
$

 Number of
shares

 Weighted
average
exercise price
$

2,600,000

1.25

0.65

2,583,333

0.65

10,000

1.58

0.70

3,333

0.70

1,000.000

0.62

0.50

1,000,000

0.50

125,000

1.63

1.00

46,251

1.00

3,735,000

1.10

0.61

3,632,917

0.62

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

o)       Property and Equipment

Depreciation is provided on all property and equipment utilizing the straight-line method over their estimated useful lives of five years, except leasehold improvements, which are amortized over the term of the lease.

2.       Summary of Significant Accounting Policies (continued)

p)       Recent Accounting Pronouncements

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

3.       Property and Equipment

 Cost
$

 Accumulated
Depreciation
$

 Net Carrying
Value
December 31,
2006
$

 Net Carrying
Value
September 30,
2006
$

Computer hardware

47,482

5,549

41,933

27,252

Computer software

7,684

1,186

6,498

6,882

Furniture and equipment

127,712

17,764

109,948

113,361

Leasehold improvements

21,637

3,129

18,508

19,590

204,515

27,628

176,887

167,085

4.       Related Party Transactions

See Note 6(c) regarding commitments with related parties.

5.       Common Stock

a)       Unit Private Placement - $0.65

Between August 22, 2005 and September 30, 2005, the Company received common stock subscriptions for 2,077,454 units at a price of $0.65 per unit for total proceeds and subscriptions receivable of $1,350,345. The subscriptions receivable were received in October 2005. These units were issued on September 30, 2005.

During the quarter ended December 31, 2005, the Company received common stock subscriptions for an additional 1,090,532 units at a price of $0.65 per unit for total additional proceeds of $708,846. These units were issued on November 30, 2005. On March 15, 2006, the Company received a common stock subscription for an additional 15,385 units at a price of $0.65 per unit for total additional proceeds of $10,000. These units were issued on March 15, 2006. Total units issued were 3,183,371 and total gross proceeds received were $2,069,191. A total of $278,081 of share issuance costs were incurred including $75,495 of legal costs and $202,586 of finders' fees. Of these share costs, $155,035 was recorded in 2005 and the balance in 2006. Each unit consisted of one common share and one share purchase warrant. Each warrant entitles the holder to purchase an additional share of common stock at a price of $1.00 per share for a period of two years from the date of issuance. The Company filed an SB-2 Registration Statement to remove the trading restrictions on the above shares and warrants.

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

c)       Pursuant to a Consulting Agreement dated August 1, 2006 the Company issued 87,500 restricted common shares at a fair market value of $61,250, which was charged to operations during the month of September 2006. The Company issued an additional 262,500 restricted common shares having a value of $100,625, which was charged to operations during the three months ended December 31, 2006.

d)       Warrants outstanding

# of Warrants

Exercise Price

Expiry Date

3,183,371

$1.00

September 30, 2007 to March 15, 2008

896,286

$1.50

June 28, 2008

4,079,657

There are 4,079,657 warrants outstanding having a weighted average remaining life of .75 years and a weighted average exercise price of $1.11.

6.       Commitments and Contingencies

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

c)       As at September 30, 2006 the Company is committed pursuant to four employment contracts including three officers and one employee of the Company. In total the annual commitment is $470,000, each having a 90-day termination clause. All of these contracts also contain commitments to grant stock options, see Note 2(m) for details on stock options granted.

6.       Commitments and Contingencies (continued)

d)       On September 27, 2006 the Company entered into a four phase Development and Pre-Manufacturing Agreement (the "Agreement") with Mid States Tool and Machine Inc. of Decatur, Indiana ("Mid States"). Pursuant to the Agreement, Mid States will re-design, cost-reduce, tool and manufacture the ZAFC. The Company paid $25,000 upon execution of this Agreement and will issue 350,000 stock options, in phases, exercisable at $0.755 per share. Upon completion of Phase 1 (Planning) a total of 50,000 stock options will be granted. Upon starting Phase 2 (Engineering Prototype) a cash payment of $25,000 made and upon completion of Phase 2 an additional 100,000 stock options will be granted. A final payment of $27,000 will be made upon Mid States delivering 4 demonstration prototypes at the end of Phase 2. A total of 100,000 stock options will be granted at the completion of Phase 3 (Manufacturing Prototype) and Phase 4 (Pilot Production). The cash payments do not include the costs of materials, labour (at Mid States' cost) or moulds. Upon successful completion of the above Phases the Company and Mid States will enter into a Supply Agreement. It is intended that Mid States will be the Company's exclusive manufacturer for the initial ZAFC Power Source for use in the Company's first commercial generator product in North America for a period not less than 3 years from the date of entering into the Supply Agreement.

e)       Signed a Letter of Intent on December 15, 2006 with H-Plus Eco Ltd., a Korean based company focused on environment and alternative energy. This Letter of Intent defines the structure and scope of the Asian Joint Venture between the companies. This Joint Venture will develop, manufacture and commercialize back-up power systems for Korean and Asian markets. H-Plus Eco Ltd. will contribute up to KRW 5 billion (US$5 million) to the Joint Venture and the Company will license its technology to the Joint Venture. The Joint Venture will include a shareholder agreement, a license agreement, a territory agreement and a supply agreement.

f)       Pursuant to a Consulting Agreement dated August 1, 2006 the Company issued 87,500 restricted common shares at a fair market value of $61,250, which was charged to operations during the month of September 2006. The Company issued an additional 262,500 restricted common shares having a value of $100,625, which was charged to operations during the three months ended December 31, 2006.

7.       Income Taxes

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

The components of the net deferred tax asset at September 30, 2006, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

 September 30, 2006
$

Combined Cumulative Net Operating Losses

2,265,000

Statutory Tax Rate

34%

Effective Tax Rate

-

Deferred Tax Asset

770,000

Valuation Allowance

(770,000)

8.       Segment Disclosures

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

9.       Subsequent Event

Subsequent to December 31, 2006 the Company received an unsecured loan of $100,000 from related parties. These loans are due on demand, bear interest at 10% per annum, and a 10% bonus will be paid

Item 2.               Management ' s Discussion and Analysis

As used in this quarterly report: (i) the terms "we", "us", "our" and the "Company" mean Power Air Corporation and its wholly-owned subsidiaries, Power Air Tech, Inc. and Power Air (Canada) Corporation, unless the context otherwise requires; (ii) "PAT" means our wholly-owned subsidiary Power Air Tech, Inc.; (iii) "SEC" refers to the Securities and Exchange Commission; (iv) "Securities Act" refers to the Securities Act of 1933 , as amended; (v) "Exchange Act" refers to the Securities Exchange Act of 1934 , as amended; and (vi) all dollar amounts refer to United States dollars unless otherwise indicated.

The following discussion of our plan of operations, results of operations and financial condition as at and for the three months ended December 31, 2006 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the three months ended December 31, 2006 included in this quarterly report, as well as our annual report on Form 10-KSB for the year ended September 30, 2006

Overview

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

Development of our Zinc Air Fuel Cell Technology

Historical Development

Our ZAFC technology was developed through a joint collaboration effort between Lawrence Livermore National Laboratory and the United States Department of Energy.  LLNL is a leading United States Government research and development facility located in Livermore, California.  LLNL created the ZAFC using internal support and additional support from the International Lead Zinc Research Organization and the U.S. Department of Energy.  Prior to September 30, 2005, over $6.0 million had been invested in the technology.  From 1992 to 1997 LLNL and the DOE spent over $1 million on the original research concept and development of the ZAFC. Between 1998 and 2005, the Company's now largest shareholders invested a further $5 million to bring the ZAFC to the prototype level.  During fiscal 2006 and the quarter ended December 31, 2006, approximately $1,120,000 was spent in the development, engineering and testing of the technology.

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

During the next 12 months we anticipate that we will not generate any revenue. We had working capital of $94,000 at December 31, 2006. In addition, on January 30, 2006 we received a loan of $50,000 from Dean Haley, our Chairman of the Board and Chief Operating Officer and significant shareholder. Also, on January 30, 2006 we received a loan of $50,000 from a Company related to Don Prest, our Chief Financial Officer, and Paul Brock, a director. These loans are unsecured, due on demand and bear interest at 10% per annum. Upon retirement of these loans a bonus of 10% of the principal amount will also be made. We anticipate that our current working capital will not  be sufficient to enable us to complete phase 6 of our 12 phase product development plan. We will require additional funds to complete phases 6 through 12 and commercialize our product and there is no assurance that we will obtain the funding necessary. If we do not continue to obtain additional financing going forward, we will be forced to abandon our plan of operations. We are currently raising between $2 million and $2.5 million by way of a debt or equity financing.

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

To compete against higher end fossil fuel portable generators, at an average of about $700 per kW, we believe a "Green" OEM alternative needs to deliver 1500+ hours of lifetime, 4 to-6 hours run-time at full load, and an end user price of:

      Introduction:                           $1000 - $1200 per kW

      Market Penetration:               $800 - $1000 per kW

      Mass Market:                         $600 - $800 per kW

Employees

We currently have 12 full-time employees and 3 part-time employees.

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

Results of Operations

Three Months Ended December 31, 2006 Compared to the Three Months Ended December 31, 2005

The following table sets out our consolidated loss during the three months ended December 31, 2006 and 2005, respectively:

 Three Months
Ended
December 31, 2006

 Three Months
Ended
December 31, 2005

(Unaudited)

(Unaudited)

$

 $

Expenses

 Depreciation

9,429

--

 Development and engineering

348,400

--

 General and administration

522,170

432,166

 License fees

25,000

18,750

 Marketing and selling

137,532

--

Total Expenses

(1,042,531)

(450,916)

Net Loss

$ (1,042,531)

$ (450,916)

The Company recorded a net loss of $1,042,531 for the three months ended December 31, 2006 as compared to a net loss of $450,916 for the prior period of 2005. The increase in net loss was partially due to stock option-based compensation of $100,693 (2005 - $nil) which was charged to operating expenses as follows: $64,758 for general and administration, $12,500 for marketing and selling and $23,435 for development and engineering. Also included in net loss for current period was stock-based compensation of $100,625 (2005 - $nil) being the fair value of 262,500 common shares issued pursuant to a financial consulting contract. The increase in net loss for the three months ended December 31, 2006, not included stock-option based and stock-based compensation of $201,318, as compared to the prior period, was $390,297; mainly due to the increase in employees period over period and the increase in development and engineering activity and marketing and selling activity including costs associated with maintaining relationships with Schrader Bridgeport and H-Plus.

General and administrative expenses totaled $522,170 for the three months ended December 31, 2006 as compared to $432,166 for the prior period of 2005, an increase of $90,004. The increase in general and administration expenses of $90,004 was partially due to stock option-based compensation of $64,758 (2005 - $nil) and also stock-based compensation of $100,625 (2005 - $nil) being the fair value of 262,500 common shares issued pursuant to a financial consulting contract. Included in general and administrative expenses for current period are fees and salaries relating to the Company's financial consultants, directors and administrative and management employees totaling $141,490, not including stock-option based and stock-based compensation of $165,383 discussed above, as compared to approximately $210,000 in the prior period of 2005. Also included in general and administrative expenses in 2006 was a non-cash charge of $28,047 relating to writing off deferred finance costs. Travel related expense was $27,011 for 2006 compared to approximately $61,000 in 2005. Audit, accounting (including our CFO), legal and patent and trademark costs totaled $71,156 as compared to approximately $96,000 during 2005. The remaining $89,083 of general and administrative expenses for 2006 was for telephone, rent, office and regulatory fees, net of interest income, as compared to approximately $65,000 in 2005.

Development and engineering expenses totaled $348,400 for the three months ended December 31, 2006 as compared to $nil in 2005. Included in development and engineering expenses for 2006 are consultants fees and salaries and benefits of $187,988, stock-based compensation of $23,435, development, engineering and testing supplies $102,904, travel costs of $19,395, and rent for lab space of $26,617.

Marketing and selling expenses totaled $137,532 for the three months ended December 31, 2006 as compared to $nil in 2005. Included in marketing and selling expenses for the three months ended December 31, 2006 are salaries and benefits of $87,475, stock-based compensation of $12,500, trade show costs of $5,978, advertising and promotion of $8,088, telephone costs of $4,250 and travel costs of $29,087.

Also included in net loss for the three months ended December 31, 2006 are license fees of $25,000 relating to the quarterly charge to operations for the prepaid annual license fee from LLNL as compared to $18,750 for the prior period of 2005. The 2007 fee of $100,000 is due on February 28, 2007.

Liquidity and Capital Resources

The following table sets forth our cash and working capital as of December 31, 2006:

 As of
December 31, 2006
(Unaudited)

 As of
September 30, 2006
(Unaudited)

Cash reserves

$142,864

$924,928

Working capital

$994,209

$917,177

We plan to spend approximately $3,000,000 over the next twelve months in carrying out our plan of operations, subject to the availability of additional financing. Our current working capital will not be sufficient to enable us to complete phase 6 of our product development plan Our ability to complete phases 6 through 12 of our product development plan and other operating expenses will be subject to us obtaining significant additional financing as these expenditures are expected to exceed our cash reserves.

The Company currently has no sources of revenue to provide incoming cash flows to sustain future operations. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to enter into OEM joint venture agreements, to raise additional equity financing and generate revenue, cash flow and attain profitable operations. There can be no assurance that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at December 31, 2006 the Company had accumulated losses of $12,281,239 since inception. The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Operating Activities

Operating activities in the three months ended December 31, 2006 used cash of $762,833, which reflect our recurring operating losses.

Investing Activities

In the three months ended December 31, 2006 investing activities used cash of $19,231 to purchase property and equipment.

Financing Activities

As we have had no revenues since inception, we have financed our operations primarily by using working capital existing as at September 30, 2006. There were no financing activities during the three months ended December 31, 2005, however, the Company received $100,000 in loans from related parties on January 30, 2007.

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

Item 2.          Unregistered Sales of Equity Securities

On October 1, 2006, November 1, 2006 and December 1, 2006 we issued 87,500 common shares, on each date, pursuant to a financial consulting agreement. These shares are restricted securities.

Item 3.          Defaults Upon Senior Securities

None.

Item 4.          Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the nine months ended June 30, 2006.

Item 5.          Other Information

None

Item 6.          Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:

 Exhibit
Number

Description of Exhibit

31.1

Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 14, 2007.

32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 14, 2007.

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER AIR CORPORATION

Per:

/s/"Remy Kozak"
 Remy Kozak
 President, Chief Executive Officer and
Principal Executive Officer
Date: February 14, 2007.