Form 10QSB
period 2007-03-31
POWER AIR CORP
filed 2007-05-21
CIK 1310261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒
         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐
         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______

Commission File Number:     000-51256

POWER AIR CORPORATION

(Exact name of small business issuer as specified in its charter)

Nevada

Not applicable

(State or other jurisdiction of incorporation or organization)

(IRS Employer Identification No.)

4777 Bennett Drive, Suite E, Livermore, California, 94551

(Address of principal executive offices)

(925) 960-8777

(Issuer's telephone number)

Not applicable

(Former name, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒
   No  ☐
..

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐
   No  ☒
..

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   45,610,818 shares of Common Stock as of May 21, 2007.

Transitional Small Business Disclosure Format (Check one):   Yes  ☐
   No  ☒
..

__________

POWER AIR CORPORATION

Quarterly Report On Form 10-QSB

For The Quarterly Period Ended March 31, 2007

FORWARD-LOOKING STATEMENTS

This Form 10-QSB for the quarterly period ended March 31, 2007 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, our annual report on Form 10-KSB for the year ended September 30, 2006. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements

Power Air Corporation

(A Development Stage Company)

Consolidated Balance Sheets

 March 31,
2007
$

 September 30,
2006
$

 (Unaudited)

ASSETS

Current Assets

Cash

1,317,441

924,928

Other current assets

186,984

109,739

Total current assets

1,504,425

1,034,667

Property and Equipment (Note 3)

174,476

167,085

Deferred financing costs (Note 5)

1,886,359

28,047

Total Assets

3,565,260

1,229,799

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable

119,267

38,930

Accrued liabilities

40,921

78,560

Director loan payable (Note 4(b))

59,473

-

Promissory Notes (Notes 5 and 9)

2,075,000

-

Total current liabilities

2,294,661

117,490

Commitments and Contingencies (Note 7)

Stockholders' Equity

Common Stock (Note 6), 375,000,000 shares authorized, $0.001 par value; 45,610,818 and 45,348,318 shares issued and outstanding, respectively

45,610

45,348

Additional Paid-In Capital

12,517,847

12,305,669

Equity Certificates (Note 5)

1,996,866

-

Deficit Accumulated During the Development Stage

(13,289,724)

(11,238,708)

Total Stockholders' Equity

1,270,599

1,112,309

Total Liabilities and Stockholders' Equity

3,565,260

1,229,799

Power Air Corporation

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

 Three
Months
Ended
March 31,
2007
$

 Three
Months
Ended
March 31,
2006
$

 Six Months
Ended
March 31,
2007
$

 Six Months
Ended
March 31,
2006
$

 From
October 15, 1997
(Date of Inception)
to March 31,
2007
$

Expenses

    Amortization of property and
equipment

10,225

4,223

19,654

5,697

37,853

Development and engineering

206,409

98,936

554,809

115,936

3,265,803

General and administration

297,306

319,418

819,476

668,785

8,196,268

License fees

27,830

27,240

52,830

45,990

386,363

Marketing and selling

170,567

62,313

308,099

127,237

995,188

Interest and finance fees

296,148

-

296,148

-

408,249

Total Expenses

1,008,485

512,130

2,051,016

963,045

13,289,724

Net Loss

(1,008,485)

(512,130)

(2,051,016)

(963,045)

(13,289,724)

Net Loss Per Share - Basic and Diluted

(.02)

(.01)

(.05)

(.02)

Weighted Average Shares Outstanding - Basic and Diluted

45,611,818

42,988,000

45,563,000

42,623,000

Power Air Corporation

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

 Six Months Ended
March 31,

 2007
$

 2006
$

Operating Activities

Net loss

(2,051,016)

(963,045)

 Adjustments to reconcile net loss to cash used in operating activities:

Amortization of deferred financing costs

268,007

-

Amortization of property and equipment

19,654

5,697

Shares issued for consulting services

100,625

-

Stock-based compensation

111,815

-

Changes in operating assets and liabilities:

Other current assets

(77,245)

(116,254)

Accounts payable and accrued liabilities

90,218

(188,366)

Net Cash Used in Operating Activities

(1,537,942)

(1,261,968)

Investing Activities

Purchases of property and equipment

(27,045)

(84,497)

Net Cash Used in Investing Activities

(27,045)

(84,497)

Financing Activities

Proceeds from related party loans

107,094

-

Repayment of related party loans

(67,094)

-

Proceeds from debt financing

2,075,000

-

Proceeds from issuance of common stock

-

880,696

Debt issuance costs

(157,500)

(77,951)

Net Cash Provided by Financing Activities

1,957,500

802,745

Increase (Decrease) in Cash

392,513

(543,720)

Cash, Beginning of Period

924,928

1,040,998

Cash, End of Period

1,317,441

497,278

Supplemental Disclosures

Interest paid

13,873

-

Income taxes paid

-

-

Non-cash Investing and Financing Activities

-

-

Equity certificates issued for debt financing

1,996,866

-

Power Air Corporation

(A Development Stage Company)

Consolidated Statement of Stockholder's Equity

From October 15, 1997 (Date of Inception) to March 31, 2007

(Unaudited)

Common Stock

Accumulated

Deficit

Number

Additional

During the

of

Paid-In

Equity

Subscription

Development

Shares

Amount

Capital

Certificates

Receivable

Stage

Total

$

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

-

Shares issued for compensation

4,545,456

4,545

2,506,819

-

-

-

2,511,364

Shares acquired by legal parent

(10,000)

(10)

-

-

-

-

(10)

Shares issued to settle debt

3,378,396

3,378

1,864,180

-

-

-

1,867,558

    Forgiveness of related party debt of PAT
      as a condition precedent to the reverse
merger

-

-

2,173,045

-

-

-

2,173,045

Net liabilities assumed in recapitalization

-

-

(89,482)

-

-

-

(89,482)

Unit private placement - $0.65 (Note 6(a))

2,077,454

2,078

1,348,267

-

-

-

1,350,345

Share subscription

-

-

-

-

(161,850)

-

(161,850)

Share issuance costs

-

-

(155,035)

-

-

-

(155,035)

Net loss

-

-

-

-

-

(2,625,261)

(2,625,261)

Balance, September 30, 2005

41,894,729

41,894

7,635,641

-

(161,850)

(6,730,679)

785,006

Subscription received

-

-

-

-

161,850

-

161,850

Unit private placement - $0.65 (Note 6(a))

1,105,917

1,106

717,740

-

-

-

718,846

Unit private placement - $1.10 (Note 6(b))

1,792,572

1,793

1,970,036

-

-

-

1,971,829

Shares issued for share issuance costs

17,600

18

(18)

-

-

-

-

Shares issued for employee bonuses

300,000

300

254,700

-

-

-

255,000

Shares issued for consulting services

87,500

87

61,163

-

-

-

61,250

Shares issued for options exercised

150,000

150

97,350

-

-

-

97,500

Share issuance costs

-

-

(250,629)

-

-

-

(250,629)

Fair value of vested stock options

-

-

1,819,686

-

-

-

1,819,686

Net loss

-

-

-

-

-

(4,508,029)

(4,508,029)

Balance, September 30, 2006

45,348,318

45,348

12,305,669

-

-

(11,238,708)

1,112,309

Shares issued for consulting services

262,500

262

100,363

-

-

-

100,625

Equity certificate issued for legal services

-

-

-

14,418

-

-

14,418

Equity certificates issued for debt financing

-

-

-

1,982,448

-

-

1,982,448

Fair value of vested stock options

-

-

111,815

-

-

-

111,815

Net loss

-

-

-

-

-

(2,051,016)

(2,051,016)

Balance, March 31, 2007

45,610,818

45,610

12,517,847

1,996,866

-

(13,289,724)

1,270,599

Power Air Corporation

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2007

(Unaudited)

1.     Nature of Operations and Continuance of Business

Power Air Corporation (the "Company" or "PAC") (formerly Fortune Partners, Inc. or "FPI") was incorporated in the State of Nevada on August 26, 2004. Pursuant to a Share Exchange Agreement (the "Agreement") dated September 30, 2005, the Company acquired all of the issued and outstanding shares of Power Air Tech, Inc. ("PAT") and issued, in total, 22,617,275 common shares to the shareholder of PAT, the Chief Operating Officer of PAT and the majority of creditors of PAT resulting in PAT shareholders and related parties and creditors gaining a 57% control position of PAC (collectively the "PAT Acquisition"). Prior to the PAT Acquisition, the Company's principal business was the acquisition and exploration of mineral properties. The Company had not determined whether its mineral properties contained mineral reserves that were economically recoverable and had not been active exploring these properties since July, 2005. As such, the PAT Acquisition by the Company was considered a re-capitalization of PAT and PAT is considered the acquirer for accounting and financial reporting purposes. The consolidated financial statements include the accounts of the Company since the PAT Acquisition on September 30, 2005, and the historical accounts of PAT since the date of its inception, October 15, 1997. All significant inter-company balances and transactions have been eliminated upon consolidation. The name of the combined company was changed on December 21, 2005 to Power Air Corporation pursuant to a Form 14A proxy/consent statement, which was filed by the Company with the United States Securities and Exchange Commission (the "SEC") on November 9, 2005 and approved by a majority of the Company's shareholders on December 20, 2005.

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

Power Air Corporation

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2007

(Unaudited)

1.     Nature of Operations and Continuance of Business (continued)

The Company is a development stage company as defined by Statement of Financial Accounting Standards ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises". In a development stage company, management devotes most of its activities in developing a market for its products. The Company is presently in its developmental stage and currently has no sources of revenue to provide incoming cash flows to sustain future operations. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to enter into Original Equipment Manufacturer ("OEM") joint venture agreements, to raise additional equity financing and generate revenue, cash flow and attain profitable operations. Management has plans to seek additional capital through equity offerings. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at December 31, 2006, the Company has negative working capital of $790,236 and accumulated losses of $13,139,212 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.     Summary of Significant Accounting Policies

a)   Basis of Presentation

The consolidated interim financial statements are unaudited, and certain information and footnote disclosure related thereto normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows of the Company. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended September 30, 2006. Certain amounts for prior periods have been reclassified to conform to the current period classification.

The consolidated financial statements include the accounts of the Company and its wholly-owned Delaware subsidiary, PAT, and its 50% owned Canadian subsidiary, Power Air (Canada) Corp., which is considered a variable interest entity due to mind and management and funding criteria, thus is 100% consolidated. All inter-company transactions and balances have been eliminated upon consolidation.

b)   Variable Interest Entity

The Financial Accounting Standards Board ("FASB") finalized FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities-An Interpretation of ARB51" ("FIN46R") in December 2003. FIN46R expands the scope of ARB51 and can require consolidation of "variable interest entities" ("VIEs"). Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. On May 31, 2006 the Company's inactive Canadian subsidiary, Power Air (Canada) Corp. was 50% owned by a Canadian resident individual and 50% owned by the Company. On June 1, 2006 this subsidiary became active and Power Air (Canada) Corp. began conducting scientific research and experimental development activities in Canada and will apply for Canadian Scientific Research and Experimental Development tax credits. The Company funds 100% of the expenditures and is at risk for 100% of its losses and as a result is the party with the controlling financial interest and the primary beneficiary. Power Air (Canada) Corp. has no other financing other than amounts received from Power Air Corporation. As a result of the above, accumulated losses for the period from June 1, 2006 to March 31, 2007 of $703,000 has been included in the consolidated financial statements.

c)   Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of fair value of stock based compensation and other stock based payments, revenues and expenses during the reporting period. Actual results could differ from those estimates.

Power Air Corporation

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2007

(Unaudited)

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

h)   Financial Instruments

Financial instruments, which include cash, other current assets, accounts payable, accrued liabilities, promissory notes and directors loans were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

March 31, 2007

(Unaudited)

2.     Summary of Significant Accounting Policies (continued)

k)   Deferred Finance Costs

Deferred finance costs are recorded at cost and include costs relating to undertaking debt financing activities. Upon successful completion of the related financing, these costs will be recorded as a reduction of share capital if an equity financing or, as interest expense if a debt financing over the life to maturity of the debt.  If related financing is not successfully completed, these costs will be charged to the statement of operations.

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

Power Air Corporation

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2007

(Unaudited)

2.     Summary of Significant Accounting Policies (continued)

p)   Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115".  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

3.     Property and Equipment

 Cost
$

 Accumulated
Depreciation
$

 Net Carrying
Value
March 31,
2007
$

 Net Carrying
Value
September 30,
2006
$

Computer hardware

47,482

7,924

39,558

27,252

Computer software

7,684

1,570

6,114

6,882

Furniture and equipment

135,527

24,150

111,377

113,361

Leasehold improvements

21,637

4,210

17,427

19,590

212,330

37,854

174,476

167,085

4.     Related Party Transactions

(a)   See Note 6(c) regarding commitments with related parties.

(b)   Certain directors, officers and companies related to directors and officers loaned $107,094 to the Company of which $67,094 was repaid leaving $40,000 owing at March 31, 2007. This loan was repaid in April, 2007. These loans are interest bearing at the rate of 10% per annum and, upon repayment, a 10% bonus is payable.

Power Air Corporation

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2007

(Unaudited)

5.     Promissory Notes

 March 31,
2007
$

 September 30,
2006
$

Promissory notes - tranche one

1,375,000

-

Additional subscriptions received

700,000

-

Carrying value

2,075,000

-

On March 5, 2007, the Company completed a debt and equity financing (the "Financing") consisting of the following consideration for gross proceeds of $1,375,000:

(a)   Promissory notes totaling $1,375,000, bearing interest at 10% per annum payable quarterly in arrears, secured against the Company's tangible and intangible assets, repayable on the Maturity Date, being the earlier of September 30, 2007 and the third business day following the completion of a public offering or private placement resulting in gross proceeds of $5,000,000 or more (the "Qualified Offering").  Paulson Investment Company (the "Placement Agent") may extend the Maturity Date for up to 3 one-month periods at its discretion. The notes are repayable before the Maturity Date at the option of the Company without penalty.  A total of $9,750 of interest was accrued to March 31, 2007 and charged to operations.  A placement commission of $137,500 and expenses of $20,000 have been included in deferred financing costs which will be amortized to operations over the estimated life of the debt to maturity being September 30, 2007.

(b)   As additional consideration for the loan the Company agreed to issue Equity Consideration Certificates with an estimated fair value of $1,982,448, which allow the holder, at the holder's option, to receive either:

(i)   Primary equity consideration consisting of the number of shares of common stock of the Company computed by dividing the face amount of the equity consideration certificate by the price of the identical securities issued under a planned Qualified Offering; or

(ii)  Alternate equity consideration consisting of the number of shares of common stock of the Company computed by dividing the face amount of the equity consideration certificate by $0.40 and the equivalent number of warrants, exercisable at a price of $0.50 for a term of 7 years from the date of issuance.

These Equity Consideration Certificates were considered a separate and direct finance fee and the estimated fair values were based on the estimated number of shares to be issued, 3,437,500 common shares valued at $0.40 per share for $1,375,000 and the estimated value of the warrants to be issued, 3437,500 warrants of $607,448 based on a fair value price of $0.1767 per warrant using the Black Scholes Option pricing Model using the following input variables: fair value of stock price on grant date - $0.40; exercise price - $0.50; expected life - 1 year; volatility - 131%; annual expected dividends - nil; risk-free interest rate - 4.63%.  The total value of $1,982,448 was added to deferred financing costs and will be amortized over the life of the debt to maturity being September 30, 2007.

(c)   Subsequent to March 31, 2007, the Company closed a second tranche of the Financing for gross proceeds of $815,000, including $700,000 of subscriptions received as at March 31, 2007 and $115,000 received subsequently.  The Company paid a cash commission of $81,500 pursuant to the second closing. The Company will recognize additional deferred finance fees based on the fair value of the Equity Consideration Certificates issued on the same basis as tranche one.

Power Air Corporation

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2007

(Unaudited)

(d)   The Company also issued equity certificates valued at $14,418, which was added to deferred financing costs for reimbursement of expenses incurred by the placement agent.

(e)   Should a Qualifying Offering not be completed prior to the Maturity Date, the holders have the right to convert 1/18th of the principal of the promissory notes per month for 18 months at a price equal to 70% of the closing bid price of the Company's common stock as reported by the NASD for the five trading days immediately prior to the conversion.

6.     Common Stock

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

d)   Stock Options

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

March 31, 2007

(Unaudited)

6.     Common Stock (continued)

(d)   Stock Options (continued)

A summary of the Company's stock option activity is as follows:

Number of Options

 Weighted
Average
Exercise
Price
$

Balance, September 30, 2005

-

-

Granted

3,885,000

0.62

Exercised

(150,000)

-

Balance, September 30, 2006 and March 31, 2007

3,735,000

0.62

The weighted average contractual life of the exercisable and outstanding stock options is 1.12 years.

The following table summarizes warrants outstanding at March 31, 2007:

Outstanding

Exercisable

Number of Shares

 Weighted
Average
Remaining
Contractual
Life (years)

 Weighted
Average
Exercise Price
$

 Number of
Shares

 Weighted
Average
Exercise Price
$

2,600,000

1.25

0.65

2,583,333

0.65

10,000

1.58

0.70

3,333

0.70

1,000,000

0.62

0.50

1,000,000

0.50

125,000

1.63

1.00

46,251

1.00

3,735,000

1.12

0.62

3,632,917

0.62

e)   Warrants

The following table summarizes warrants outstanding at March 31, 2007:

Number of Warrants

 Exercise Price
$

Expiry Date

3,183,371

1.00

September 30, 2007 to March 15, 2008

896,286

1.50

June 28, 2008

4,079,657

Warrants outstanding having a weighted average remaining life of 0.75 years and a weighted average exercise price of $1.11.

Power Air Corporation

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2007

(Unaudited)

7.     Commitments and Contingencies

a)   PAT entered into a Limited Exclusive Patent License Agreement with the Regents of the University of California in March, 2001 (the "License Agreement"). Under the terms of the License Agreement the Company must prepay annual foreign filing fees and make minimum royalty payments of $100,000 for the year ended December 31, 2006 due on February 28th, being two months after the start of each calendar year and each year thereafter until either party terminates the License Agreement. The fee for 2007 was paid in March, 2007. The License Agreement also provides for royalty payments ranging from 0.45% to 3.55% of net sales that incorporate the licensed ZAFC technology.

b)   On October 17, 2005, the Company entered into a long-term office and laboratory/warehouse premises lease in Livermore, California. The term is for 30 months expiring October 31, 2008. The monthly base rent is $6,066 and the estimated monthly operating charge is $1,800 per month. On January 20, 2006 the Company entered into a long-term housing lease in Pleasanton, California. The term is for 24 months expiring January 31, 2008. The monthly rent is $2,595. On May 24, 2006 the Company entered into a short-term premises lease at the National Research Council in Vancouver, Canada. The term was renewed for one additional year expiring March 31, 2008 at a monthly rate of CND$2,152.

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

e)   The Company signed a Letter of Intent on December 15, 2006 with H-Plus Eco Ltd., a Korean based company focused on environment and alternative energy. This Letter of Intent defines the structure and scope of the Asian Joint Venture between the companies. This Joint Venture will develop, manufacture and commercialize back-up power systems for Korean and Asian markets. H-Plus Eco Ltd. will contribute up to KRW 5 billion (US$5 million) to the Joint Venture and the Company will license its technology to the Joint Venture. The Joint Venture will include a shareholder agreement, a license agreement, a territory agreement and a supply agreement.

Power Air Corporation

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2007

(Unaudited)

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

9.     Subsequent Events

Subsequent to March 31, 2007, the Company closed a second tranche of the Financing for gross proceeds of $815,000, including $700,000 of subscriptions received as at March 31, 2007 and $115,000 received subsequently. The Company paid a cash commission of $81,500 pursuant to the second closing. The Company will recognize additional deferred finance fees based on the fair value of the Equity Consideration Certificates issued on the same basis as tranche one.

On May 1, 2007 a total of 20,000 stock options were granted to two technical advisory board members to purchase common shares exercisable at $0.415 per share for a period of one year. These options are fully vested. One technical advisory board member was appointed as a director of the Company.

The Company received $80,000 and will issue 200,000 common shares pursuant to a private placement of common shares at $0.40 per share.

The Company has received subscriptions for a private placement of 5,714,286 units at $0.35 per unit for gross proceeds of $2,000,000.  The plan is to issue a grand total of 14,285,714 units at $0.35 per unit for gross proceeds of $5,000,000. Each unit will contain one common share and one non-transferable purchase warrant to acquire one additional common share at $0.50 per share expiring two years from date of issuance.

Item 2.            Management's Discussion and Analysis

As used in this quarterly report: (i) the terms "we", "us", "our" and the "Company" mean Power Air Corporation and its wholly-owned subsidiaries, Power Air Tech, Inc. and Power Air (Canada) Corporation, unless the context otherwise requires; (ii) "SEC" refers to the Securities and Exchange Commission; (iii) "Securities Act" refers to the United States Securities Act of 1933, as amended; (iv) "Exchange Act" refers to the Unites States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

The following discussion of our plan of operations, results of operations and financial condition as at and for the six months ended March 31, 2007 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the six months ended March 31, 2006 included in this quarterly report, as well as our annual report on Form 10-KSB for the year ended September 30, 2006 and Form 10-QSB for the quarterly period ended December 31, 2006.

Overview

Name and Incorporation

Our company was formed under the laws of the State of Nevada on August 26, 2004 under the name "Fortune Partners, Inc."  By an amendment to our Articles of Incorporation we changed our name to "Power Air Corporation" effective on December 22, 2005.

Our principal business offices are located at 4777 Bennett Drive, Suite E, Livermore, California, 94551, our telephone number is (925) 960-8777 and our facsimile number is (925) 960-9197.

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

This acquisition represented a change in control of our Company.  The change in control, for accounting purposes, constitutes a re-capitalization of our Company and, therefore, the transaction has been accounted for as a reverse merger whereby Power Air Corporation is considered the acquired entity and the operations of Power Air Tech, Inc. have become the continuing operations of the Company.

Prior to the completion of the acquisition, the operations of Power Air Tech, Inc. focused on raising funds through a reverse merger with a public company, settling outstanding debt and maintaining its license with Lawrence Livermore National Laboratory ("LLNL") in Livermore, California.  Accordingly, we did not have any significant operating results in the year ended September 30, 2005.

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

We anticipate that our working capital at March 31, 2007, together with the bridge loan financing completed in April of 2007 of approximately $2.2 million, will be sufficient to enable us to complete the product and program concept phase and begin the design, manufacture and testing of engineering prototypes.  Our ability to complete the engineering prototypes and to design, manufacture and test the manufacturing prototypes and the pilot product of commercial products will require that we obtain additional financing of a further and approximate $12 to 15 million; at least $5 million of which is expected to be needed before August 31, 2007 in order to meet such schedule. The Company received $80,000 and will issue 200,000 common shares pursuant to a private placement of common shares at $0.40 per share. The Company has also received subscriptions for a private placement of 14,285,714 units at $0.35 per unit for gross proceeds of $5,000,000 of which $2,000,000 has been received. Each unit will contain one common share and one non-transferable purchase warrant to acquire one additional common share at $0.50 per share expiring two years from date of issuance.

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

1.     First-to-Market

We believe that the initial commercial applications of fuel cells will be for occasional use products, such as generator and battery substitutes for industrial, residential, and personal back-up power solutions, with low operating lifetime requirements.  These anticipated applications include:

  portable generators;

  emergency and portable power packs;

  uninterruptible power supply ("UPS") back-up (PC's, servers, data centers);

  telecom, utility and cable TV back-up;

  residential back-up for power outages;

  apartment back-up for power outages; and

  commercial building back-up.

2.      Next-to-Market

We believe that intermittent use products requiring operating life to 10,000 hours, on-board fuel storage and re-fuelling logistics will be next in the market, including:

  alternate power units ("APU's") that provide non-drive train power for trucks, boats, RV's, and military vehicles;

  seasonal (i.e.: cabins, cottages) and special events power supply units; and

  light mobility fleet units such as forklifts, golf carts, scooters, airport ground support vehicles, military vehicles, small hybrid vehicles.

3.     Last-to-Market

We believe that continuous use products requiring operating lifetimes to 40,000 hours and fuel infrastructure support in place will be last in the market, including:

  co-generation products such as residential or commercial heating and electricity supply products using the existing natural gas (or other) infrastructure and reformers;

  grid replacement products;

  grid peaker products;

  automobiles; and

  large and heavy vehicles such as buses.

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

We have also agreed to pay a minimum royalty to the Regents which will equal $100,000 for each remaining year of the license.  This minimum royalty amount is payable on February 28 of each year of the License Agreement.

Power Air Tech is obligated to diligently proceed with the development, manufacture and sale of products incorporating the licensed technology.  The Regents have also maintained mandatory sublicensing rights that may require us to grant sublicenses to third parties if: (i) we fail to meet market demand for prospective licensed products not included in our business plan projections, or (ii) we fail to introduce into the marketplace licensed products listed in our business plan within two years of an agreed upon schedule of product introduction dates.  The License Agreement also specifies performance obligations that must be met by us.  These performance obligations are measured in terms of gross sales revenues from sales of licensed products.  If we fail to meet these performance obligations, the Regents may, at their sole option: (i) convert the limited exclusive license to a non-exclusive license, (ii) negotiate a new schedule of performance obligations and conditions for continuation of the limited exclusive license, or (iii) terminate the License Agreement.  We are in the process of renegotiating certain provisions of the License Agreement with the Regents and, at present, the Regents have not claimed that Power Air Tech is in default of the License Agreement or taken any action to enforce its rights under the License Agreement.

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

The ZAFC system components are divided into five categories:

  air cathodes;

  cell frames and stand-offs;

  current collector, metal plates and discs;

  controllers, pumps and blowers; and

  containers and filters.

The current, self-feeding design incorporates a hopper from which the zinc pellets, less than 1 mm in size, feed through a restricted opening into a wedge shaped cell to react with the flowing electrolyte during operation.  The stack module is connected to an electrolyte storage tank containing electrolyte and discharge products, a blower to circulate air, a pump to circulate the electrolyte through the cells and over the zinc, and several other ancillary components depending on the specific application.  A diagram presenting a cross-section view of a ZAFC fuel cell within a ZAFC stack is presented below:

In operation zinc pellets, less than 1 mm in diameter, are pushed along the base of horizontal fill tubes by the flowing electrolyte.  The zinc pellets flow through slots to load each individual cell situated above the reaction cell.

The very narrow (less than 3 mm wide) cell openings allow the particles to feed informally into the cell to form an open, loosely packed structure, which permits the oxidation of the zinc and easy flow of electrolyte.  The electrolyte flows upward through the cell and hopper to remove heat and reaction by products.

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

Development of our Zinc Air Fuel Cell Technology

Historical Development

Our ZAFC technology was developed through a joint collaboration effort between LLNL and the United States Department of Energy.  LLNL is a leading United States Government research and development facility located in Livermore, California.  LLNL created the ZAFC using internal support and additional support from the International Lead Zinc Research Organization and the U.S. Department of Energy.  Prior to September 30, 2005, over $6.0 million had been invested in the technology.  From 1992 to 1997 LLNL and the DOE spent over $1 million on the original research concept and development of the ZAFC. Between 1998 and 2005, the Company's now largest shareholders invested a further $5 million to bring the ZAFC to the prototype level.  During fiscal 2006 and the six months ended March 31, 2007, $1,326,616 was spent in the development, engineering and testing of our technology.

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

Current State of Development

The following development of the ZAFC fuel cell has been completed to date.

Phase

Description

 Development Work
Completed by

Dates Work Completed

0

Initial Development of Zinc Air unit

LLNL, the Department of Energy and the International Lead Zinc Research Organization

1995

1

Patenting of cell design

LLNL

1995 and 1996

2

Experimentation with various air cathodes and sealants

LLNL and Power Air Tech, Inc.

1998

3

Completion of multi-cell ZAFC unit for demonstration

LLNL and Power Air Tech, Inc.

2000

4

Proof of Power Curve - successful testing of ZAFC

LLNL, Power Air Tech, Inc. and Argonne National Laboratories

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

During the next 12 months we anticipate that we will not generate any revenue.  We had a working capital deficiency of $790,236 at March 31, 2007. Included in this deficiency is a promissory note and related subscriptions totaling $2,075,000 that is due on September 30, 2007.

On January 30, 2006, we received a loan of $50,000 from Dean Haley, our Chairman of the Board and Chief Operating Officer and significant shareholder.  Also, on January 30, 2006 we received a loan of $50,000 from a Company related to Donald M. Prest, our Chief Financial Officer. We also received a Cnd$20,000 loan directly from Donald M. Prest and $40,000 from Stephen Harrison, a director.   These loans were unsecured, due on demand and bear interest at 10% per annum.  Upon retirement of these loans a bonus of 10% of the principal amount will also be made. All of the loans plus interest and bonus were repaid by March 31, 2007 except Stephen Harrison's loan was repaid in April, 2007.

On March 5, 2007, the Company completed a debt and equity financing (the "Financing") consisting of the following consideration for gross proceeds of $1,375,000:

(a)   Promissory notes totaling $1,375,000, bearing interest at 10% per annum payable quarterly in arrears, secured against the Company's tangible and intangible assets, repayable on the Maturity Date, being the earlier of September 30, 2007 and the third business day following the completion of a public offering or private placement resulting in gross proceeds of $5,000,000 or more (the "Qualified Offering").  Paulson Investment Company (the "Placement Agent") may extend the Maturity Date for up to 3 one-month periods at its discretion. The notes are repayable before the Maturity Date at the option of the Company without penalty.  A total of $9,750 of interest was accrued to March 31, 2007 and charged to operations.  A placement commission of $137,500 and expenses of $20,000 have been included in deferred financing costs which will be amortized to operations over the estimated life of the debt to maturity being September 30, 2007.

(b)   As additional consideration for the loan the Company agreed to issue Equity Consideration Certificates with an estimated fair value of $1,982,448, which allow the holder, at the holder's option, to receive either:

(i)   Primary equity consideration consisting of the number of shares of common stock of the Company computed by dividing the face amount of the equity consideration certificate by the price of the identical securities issued under a planned Qualified Offering; or

(ii)  Alternate equity consideration consisting of the number of shares of common stock of the Company computed by dividing the face amount of the equity consideration certificate by $0.40 and the equivalent number of warrants, exercisable at a price of $0.50 for a term of 7 years from the date of issuance.

These Equity Consideration Certificates were considered a separate and direct finance fee and the estimated fair values were based on the estimated number of shares to be issued, 3,437,500 common shares valued at $0.40 per share for $1,375,000 and the estimated value of the warrants to be issued, 3,437,500 warrants of $607,448 based on a fair value price of $0.1767 per warrant using the Black Scholes Option pricing Model using the following input variables: fair value of stock price on grant date - $0.40; exercise price - $0.50; expected life - 1 year; volatility - 131%; annual expected dividends - nil; risk-free interest rate - 4.63%.  The total value of $1,982,448 was added to deferred financing costs and will be amortized over the life of the debt to maturity being September 30, 2007.

(c)   Subsequent to March 31, 2007, the Company closed a second tranche of the Financing for gross proceeds of $815,000, including $700,000 of subscriptions received as at March 31, 2007 and $115,000 received subsequently.  The Company paid a cash commission of $81,500 pursuant to the second closing and will recognize additional deferred finance fees based on the fair value of the Equity Consideration Certificates issued on the same basis as tranche one.

(d)   The Company also issued equity certificates valued at $14,418, which was added to deferred financing costs for reimbursement of expenses incurred by the placement agent.

(e)   Should a Qualifying Offering not be completed prior to the Maturity Date, the holders have the right to convert 1/18th of the principal of the promissory notes per month for 18 months at a price equal to 70% of the closing bid price of the Company's common stock as reported by the NASD for the five trading days immediately prior to the conversion.

The Company received $80,000 and will issue 200,000 common shares pursuant to a private placement of common shares at $0.40 per share. The Company has also received subscriptions for a private placement of 5,714,286 units at $0.35 per unit for gross proceeds of $2,000,000.  The plan is to issue a grand total of 14,285,714 units at $0.35 per unit for gross proceeds of $5,000,000. Each unit will contain one common share and one non-transferable purchase warrant to acquire one additional common share at $0.50 per share expiring two years from date of issuance. We anticipate that the above financings together with our cash on hand at March 31, 2007 of $1,347,000 will be sufficient to enable us to complete the product and program concept phase and begin the design, manufacture and testing of engineering prototypes. Our cash needs for the next twelve months is $4.3 million.  Our ability to complete the engineering prototypes and to design, manufacture and test the manufacturing prototypes and the pilot product of commercial products will require that we obtain additional financing of a further and approximate $7 to 10 million.

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

  Replacing the power cartridge on top of the unit, which should take less than one minute and releasing the fuel (zinc) into the hopper and which may be completed while the unit is still operating; and

  Replacing one or more of the electrolyte tanks on the bottom or side of the unit which should take no longer than two minutes, and will be accomplished without any exposure of the end-user to any electrolyte.

We plan to complete the following development work in order to achieve this objective:

Phase

 Description of
Development Phase

Description of Development Work

Planned Timing

6

Program Concept

We plan to complete the identification of engineering requirements, the design concept for the prototype and further refine our business plan.

Second quarter of 2007

7

Engineering Prototype

With input of an OEM, we plan to complete the design, manufacture and testing of an engineering prototype incorporating our ZAFC fuel cell technology.

Fourth quarter of 2007

8

Engineering Verification

This phase will consist of further construction and field testing of engineering prototypes.

First quarter of 2008

9

Manufacturing Prototype

With input from a manufacturing partner, we plan to design a commercial product with product design freeze and quality plan.

Second quarter of 2008

Phase

 Description of
Development Phase

Description of Development Work

Planned Timing

10

Manufacturing Verification

This phase will consist of the construction and beta testing of manufacturing prototypes and completion of plan for launching the product into the market-place.

Third quarter of 2008

11

Pilot Production

This phase will consist of manufacturing pilot units of the product and confirmation that our initial required cost and quality targets have been met

Fourth quarter of 2008

The above timetable is an estimate prepared by company management based on our plans and objectives as they presently exist, and there are a number of contingencies that could cause our timetable not to be met.  While each phase is unique and time limited, specific tasks in multiple phases can overlap.

It should be noted that certain core technology development projects will be conducted in parallel with the core ZAFC stack commercialization to ensure the ongoing development of intellectual property, reduce the reliance on third party suppliers for key components, and extend the potential applications for ZAFC technology.  One such project that has been identified is an "Air Cathode Development" project.  The output of such projects may be 2 to 3 years in the future but will open up additional market sectors through extended lifetime and lower costs.  In all cases, direct spending by the Company on such projects will be minimized through the use of government grants, tax incentives and co-development.

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

  uninterruptible power supply back-up systems for computer systems and data centres;

  building, television communications and cable television back-up systems of multiple sizes; and

  auxiliary power units of multiple sizes.

We plan to work with OEMs to identify those segments where products incorporating our ZAFC technology will achieve the most commercial success.  This process will be integral in our determinations as to what product development we plan to pursue after we complete our additional product development work.

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

Manufacturing

We anticipate that manufacturing of any commercial products incorporating our core ZAFC stack technology will be undertaken by an OEM under agreement with us.  At the same time, design of the products, especially design of the core ZAFC stack for the manufacturing prototype, will require extensive input from not only experienced designers and engineers, but also from experienced production staff.  On September 27, 2006 the Company entered into a four phase Development and Pre-Manufacturing Agreement (the "Mid States Agreement") with Mid States Tool and Machine Inc. of Decatur, Indiana ("Mid States").  Mid States is an established plastics tooling and machining company that has advanced computer aided design and manufacturing capability to allow for the easy iteration of designs during the prototyping phase.  Pursuant to the Mid States Agreement, Mid States will re-design, cost-reduce, tool and manufacture the ZAFC.  The Company paid $25,000 upon execution of this Agreement and will issue 350,000 stock options, in phases, exercisable at market price at the outset of each phase.  Cash payments do not include the costs of materials, labour (at Mid States' cost) or moulds.  Upon successful completion of the above Phases the Company and Mid States will enter into a Supply Agreement.  It is intended that Mid States will be the Company's exclusive manufacturer for the initial ZAFC Power Source for use in the Company's first commercial generator product in North America for a period not less than 3 years from the date of entering into the Supply Agreement.

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

Canada National Research Council

Power Air Tech has also established a Canadian subsidiary, Power Air (Canada) Corporation.  On July 1, 2006 our Canadian subsidiary entered into a premises lease to lease office space at the National Research Council of Canada's Institute for Fuel Cell Innovation (NRC-IFCI) in Vancouver, British Columbia, Canada; which is widely considered to have the world's most advanced cluster of companies and organizations focused on fuel cell technologies.  The lease expires on March 31, 2008 and the rent is Cdn. $2,152 per month.  We believe that our presence at the NRC will provide us with the opportunity to interact with other leading companies and leverage both NRC resources (for testing and project development) and the vast pool of local talent to reduce cost and time to market.  We presently do not have any collaboration agreement with the NRC.

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

We plan to focus on delivering ZAFC technology based products and systems to the market in collaboration with OEMs.  Our plan is to identify and enter into strategic relationships with OEMs that are interested in pursuing the commercialization of products incorporating our ZAFC technology.  Partnering with OEMs is expected to reduce the time required to commercialize our technology as it offers the ability to:

  leverage the OEMs market intelligence, specifications requirements, systems integration, and product development expertise;

  leverage the OEMs customer base for field trial activities and feedback;

  leverage the OEMs product design, certification, and regulatory approval expertise; and

  leverage the OEMs marketing, sales, distribution, installation, and service capabilities.

By partnering with OEMs, our objective will be to avoid duplicating costly, already existing OEM manufacturing, distribution, service and support infrastructures, thus enabling us to focus on cost reduction and improvement of our core technology offering.

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

We plan to focus our marketing efforts on establishing relationships with major organizations and we will target trade shows and trade press in order to promote these relationships.  We also plan to promote our technology via press releases and editorial write-ups in trade publications.  We plan to undertake limited media advertising.  We plan to retain the services of an advertising agency to assist in public relations and marketing communications.  This will be subject to review during the product launch phase.  We anticipate that the primary promotional and marketing effort will be performed in conjunction with our OEM and zinc strategic partners.

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

Incumbent portable generators from McCullough, Briggs & Stratton, Coleman and Honda are well priced at between $120 and $600 per kW for the end-user product.  However, the higher end, quieter models such as the Honda EU3000 are premium priced and in greatest demand for home use.  In addition to virtually silent operation, Power Air's ZAFC-based products will have the advantages of indoor siting, no emissions, no fire hazard, no explosion hazard, no burn hazard (i.e.: to touch it when in operation), and recyclable fuel.  To compete against incumbent portable generators, the OEM will have to offer the end-user a product at a reasonable premium, considering the advantages above, to the higher end portable generator price.

To compete against higher end fossil fuel portable generators, at an average of about $700 per kW, we believe a "Green" OEM alternative needs to deliver 1500+ hours of lifetime, 4 to-6 hours run-time at full load, and an end user price of:

  Introduction:  $1,000 to $1,200 per kW;

  Market Penetration:  $800 to $1,000 per kW; and

  Mass Market:  $600 to $800 per kW.

Employees

We currently have 14 full-time employees and five part-time employees.

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

Results of Operations

Six Months Ended March 31, 2007 Compared to the Six Months Ended March 31, 2006

The following table sets out our consolidated loss during the six months ended March 31, 2007 and 2006, respectively:

 Six Months
Ended
March 31, 2007

 Six Months
Ended
March 31, 2006

(Unaudited)

(Unaudited)

$

 $

Expenses

Amortization of property and equipment

19,654

5,697

Development and engineering

554,809

115,936

General and administration

819,476

668,785

License fees

52,830

45,990

Marketing and selling

308,099

127,237

Interest and finance fees

296,148

--

Total Expenses

1,900,504

963,045

Net Loss

(2,051,016)

(963,045)

The Company recorded a net loss of $2,051,016 for the six months ended March 31, 2007 as compared to a net loss of $963,045 for the prior period.  The increase in net loss was partially due to non-cash based charges to operations including stock-based compensation of $212,440 (2006 - $nil) being the fair value of stock option based compensation of $111,815 and the value of 262,500 common shares issued pursuant to a financial consulting contract valued at $100,625. The net loss was also due to a non-cash financing cost of $268,007 being the amortization of deferred financing costs associated with receiving $2,075,000 and issuing secured promissory notes as the security. The increase in net loss for the six months ended March 31, 2007, not including amortization of deferred financing costs, stock-option based compensation and stock-based compensation all totaling $480,447, as compared to nil in the prior period, was $607,524; mainly due to: an increase in development, engineering and testing of $406,851; a decrease in general and administrative of $12,837; an increase in marketing and selling of $166,058; an increase in interest expense of $28,141; an increase in license fees of $6,840 and an increase in depreciation and amortization of $13,957.

General and administrative expenses totaled $819,476 for the six months ended March 31, 2007 as compared to $668,785 for the prior period, an increase of $150,691.  The increase in general and administration expenses of $150,691 was mainly due to non-cash charges of $212,440 as compared to $nil in the prior period.  Included in general and administrative expenses for current period are fees and salaries relating to the Company's financial consultants, directors and related directors insurance, and administrative and management employees totaling $301,434, not including stock-option based and stock-based compensation of $212,440, as compared to $258,097 in the prior period, this increase was due to a $30,000 bonus paid to the CEO.  Travel related expense was $48,647 for the six months ended March 31, 2007 compared to $94,168 in the prior period. This decrease was due to the new CEO living closer to the two offices.  Audit, accounting (including our CFO), legal and patent and trademark costs totaled $187,713 as compared to $188,407 in the prior period.  The remaining $69,242 of general and administrative expenses for the six months ended March 31, 2007 was for telephone, rent, office and regulatory fees, net of interest income, as compared to $128,113 in the prior period.

Development and engineering expenses totaled $554,809 for the six months ended March 31, 2007 as compared to $115,936 in the prior period.  Included in development and engineering expenses for 2007 are consultants fees and salaries and benefits of $313,703 as compared to $86,536 in the prior period due to the addition of many new technical employees including the director of engineering, stock-based compensation of $32,022 as compared to nil in the prior period, development, engineering and testing supplies $126,458 as compared to $18,589 due to the this activity starting in January of 2006, travel costs of $26,796 as compared to $9,811, and rent for lab space in Vancouver and Livermore of $52,897 as compared to $nil in the prior period.

Marketing and selling expenses totaled $308,099 for the six months ended March 31, 2007 as compared to $127,237 in the prior period.  Included in marketing and selling expenses for the six months ended March 31, 2007 are salaries and benefits of $207,679 as compared to $111,000 in the prior period due to one additional project manager and a bonus of $30,000 to the director of marketing and sales, stock-based compensation of $14,804 as compared to $nil in the prior period, trade show costs of $22,956 as compared to $nil in the prior period, advertising and promotion of $12,027 as compared to $nil in the prior period, telephone costs of $6,082 as compared to $1,185 in the prior period and travel costs of $39,155 as compared to $5,813 in the prior period.

Also included in net loss for the six months ended March 31, 2007 are license fees of $52,830 relating to the monthly charge to operations for the prepaid annual license fee from LLNL as compared to $45,990 for the prior period.

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

The following table sets out our consolidated loss during the three months ended March 31, 2007 and 2006, respectively:

 Three Months
Ended
March 31, 2007

 Three Months
Ended
March 31, 2006

(Unaudited)

(Unaudited)

$

 $

Expenses

Amortization of property and equipment

10,225

4,223

Development and engineering

206,409

98,936

General and administration

297,306

319,418

License fees

27,830

27,240

Marketing and selling

170,567

62,313

Interest and finance fees

296,148

--

Total Expenses

857,973

512,130

Net Loss

(1,008,485)

(512,130)

The Company recorded a net loss of $1,008,485 for the three months ended March 31, 2007 as compared to a net loss of $512,130 for the prior period.  The increase in net loss was partially due to non-cash based charges to operations including stock-based compensation of $11,122 (2006 - $nil) being the fair value of stock option based compensation. The net loss was also due to a non-cash financing cost of $268,007 being the amortization of deferred financing costs associated with receiving $2,075,000 and issuing secured promissory notes as the security. The increase in net loss for the three months ended March 31, 2007, not including amortization of deferred financing costs and stock-option based compensation all totaling $279,129, as compared to nil in the prior period, was $217,226; mainly due to: an increase in development, engineering and testing of $98, 886; a decrease in general and administrative of $22,343; an increase in marketing and selling of $105,950; an increase in interest expense of $28,141; an increase in license fees of $590 and an increase in depreciation and amortization of $6,003.

General and administrative expenses totaled $297,306 for the three months ended March 31, 2007 as compared to $319,418 for the prior period, a decrease of $16,109.  Included in general and administrative expenses for current period are fees and salaries relating to the Company's financial consultants, directors and related directors insurance, and administrative and management employees totaling $145,593, not including stock-option based and stock-based compensation of $231, as compared to $126,995 in the prior period.  Travel related expense was $23,243 for the three months ended March 31, 2007 compared to $32,562 in the prior period. This decrease was due to the new CEO living closer to the two offices.  Audit, accounting (including our CFO), legal and patent and trademark costs totaled $91,509 as compared to $86,377 in the prior period.  The remaining $36,961 of general and administrative expenses for the three months ended March 31, 2007 was for telephone, rent, office and regulatory fees, net of interest income, as compared to $73,484 in the prior period.

Development and engineering expenses totaled $206,409 for the three months ended March 31, 2007 as compared to $98,936 in the prior period.  Included in development and engineering expenses are consultants fees and salaries and benefits of $125,715 as compared to $62,750 due to the addition of many new technical employees including the director of engineering, stock-based compensation of $8,587 as compared to $nil in the prior period, development, engineering and testing supplies $55,554 as compared to $18,589 in the prior period due to the this activity starting in January of 2006, travel costs of $7,401 as compared to $9,811, and rent for lab space in Vancouver and Livermore of $26,280 as compared to $nil in the prior period.

Marketing and selling expenses totaled $160,567 for the three months ended March 31, 2007 as compared to $62,313 in the prior period.  Included in marketing and selling expenses for the three months ended March 31, 2007 are salaries and benefits of $120,204 as compared to $55,500 in the prior period due to one additional project manager, stock-based compensation of $231 as compared to $nil in the prior period, trade show costs of $16,978 as compared to $nil in the prior period, advertising and promotion of $3,939 as compared to $nil in the prior period, telephone costs of $2,607 as compared to $165 in the prior period and travel costs of $12,746 as compared to $5,108 in the prior period.

Also included in net loss for the six months ended March 31, 2007 are license fees of $27,830 relating to the monthly charge to operations for the prepaid annual license fee from LLNL as compared to $27,240 for the prior period.

Liquidity and Capital Resources

The following table sets forth our cash and working capital as of March 31, 2007.

 As of
March 31, 2007
(Unaudited)

 As of
September 30, 2006
(Audited)

Cash reserves

$1,317,441

$924,928

Working capital (deficiency)

$(790,236)

$917,177

We plan to spend approximately $4.3 million over the next twelve months in carrying out our plan of operations.  Subsequent to March 31, 2007, we completed the Private Placement for additional gross proceeds of approximately $815,000 of which $700,000 was received as at March 31, 2007. A commission of $81,500 was paid on this second closing of the Private Placement. The Company received $80,000 and will issue 200,000 common shares pursuant to a private placement of common shares at $0.40 per share. The Company has also received subscriptions for a private placement of 14,285,714 units at $0.35 per unit for gross proceeds of $5,000,000 of which $2,000,000 has been received. Each unit will contain one common share and one non-transferable purchase warrant to acquire one additional common share at $0.50 per share expiring two years from date of issuance. After closing these financings our cash reserves will be sufficient to enable us to complete phase 6 of our product development plan and operate for a period in excess of 12 months.  Our ability to complete phases 6 through 12 of our product development plan and other operating expenses will be subject to us obtaining an additional $7 million to $10 million in additional financing.

The Company currently has no sources of revenue to provide incoming cash flows to sustain future operations.  The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to enter into OEM joint venture agreements, to raise additional equity financing and generate revenue, cash flow and attain profitable operations.  There can be no assurance that the Company will be able to complete any of the above objectives.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern.  The consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  As at March 31, 2007, the Company had accumulated losses of $13,289,724 since inception.  The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Operating Activities

Operating activities in the six months ended March 31, 2007 used cash of $1,537,942, which reflect our recurring operating losses.

Investing Activities

In the six months ended March 31, 2007 investing activities used cash of $27,045 to purchase property and equipment.

Financing Activities

A portion of the Private Placement was completed at the end of March 2007 for proceeds of $1,375,000.  By the end of March 2007, the Company also received subscriptions for $700,000 under the Private Placement.  The total cash provided by financing activities in the six months ended March 31, 2007 was $1,957,500.

Subsequently the Company received $80,000 and will issue 200,000 common shares pursuant to a private placement of common shares at $0.40 per share. The Company has also received subscriptions for a private placement of 14,285,714 units at $0.35 per unit for gross proceeds of $5,000,000 of which $2,000,000 has been received. Each unit will contain one common share and one non-transferable purchase warrant to acquire one additional common share at $0.50 per share expiring two years after date of issuance.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of fair value of stock based compensation and other stock based payments and revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Variable Interest Entity

The Financial Accounting Standards Board ("FASB") finalized FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities - An Interpretation of ARB51" ("FIN46R") in December 2003.  FIN46R expands the scope of ARB51 and can require consolidation of "variable interest entities" ("VIEs").  Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it.  On May 31, 2006 the Company's inactive Canadian subsidiary, Power Air (Canada) Corp. was 50% owned by a Canadian resident individual and 50% owned by the Company.  On June 1, 2006 this subsidiary became active and Power Air (Canada) Corp. began conducting scientific research and experimental development activities in Canada and will apply for Canadian Scientific Research and Experimental Development tax credits.  The Company funds 100% of the expenditures and is at risk for 100% of its losses and as a result is the party with the controlling financial interest and the primary beneficiary.  Power Air (Canada) Corp. has no other financing other than amounts received from Power Air Corporation.

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

Stock-Based Compensation

Prior to January 1, 2006 the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company's employee stock options was less than the market price of the underlying common stock on the date of grant.  The Company also had adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123") and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.  In March 2005 the SEC issued SAB No. 107, Share-Based Payment ("SAB 107") which provides guidance regarding the interaction of SFAS 123R and certain SEC rules and regulations.  The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115".  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

Our business plan calls for significant expenses in connection with the development of our ZAFC business.  Our capital requirements have been and will continue to be significant.  We will be dependant on future financing to fund our research and development as well as other working capital requirements.  We estimate that our current working capital will support our activities for no more than four months.  After that time we will need additional financing.  There can be no assurance that such additional financing will be forthcoming or that it will result in sufficient capital for us to meet our expected working capital needs.  It is not anticipated that any of our officers, directors or current shareholders will provide any significant portion of our future financing requirements.  Furthermore, in the event that our plans change, our assumptions change or prove inaccurate, or our capital resources prove to be insufficient to fund operations, we could be required to seek additional financing sooner than currently anticipated, or in greater amounts than is currently anticipated.  Any inability to obtain additional financing when needed would have a material adverse effect on us, including possibly requiring us to significantly curtail or possibly cease our operations.  In addition, any future equity financing may involve substantial dilution to our existing shareholders.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our audited financial statements for the period from inception to September 30, 2006 have been prepared assuming that we will continue as a going concern.  We have incurred operating losses totalling $13,139,212 since inception and, as a result, our auditors have expressed substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have never earned revenues and we have never been profitable.  Prior to completing the commercialization of our ZAFC technology, we anticipate that we will incur increased operating expenses without realizing any revenues.  We therefore expect to incur significant losses into the foreseeable future.  If we are unable to generate significant revenues from the commercialization of our technology, our business will likely fail and investors will lose their entire investment.

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

Even if we are able to successfully develop products incorporating our ZAFC fuel cell technology, our inability to successfully manufacture these products, either ourselves or through OEMs with whom we may enter into strategic relationships, would result in our inability to commercialize our technology and achieve revenues.

To successfully commercialize our ZAFC fuel cell technology, we must develop, either ourselves or through OEMs with whom we may enter into strategic relationships, the ability to manufacture our products in quantities in compliance with regulatory requirements and at an acceptable cost.  We have no long-term experience in manufacturing products and could experience difficulties in development or manufacturing that could impair our ability to successfully commercialize products incorporating our ZAFC fuel cell technology.  Moreover, there can be no assurance that we or OEMs with whom we enter into strategic relationships will be successful in scaling up manufacturing operations sufficient to produce our products in sufficient volume and at acceptable manufacturing costs to generate market acceptance.

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

Two of our five directors and two of our three senior officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

Two of our five directors and two of our three senior officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States.  As a result, it may be difficult for investors to effect service of process on our directors or officers, or enforce within the United States or Canada any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.  Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them.  In addition, investors may not be able to commence an action in a Canadian court predicated upon the civil liability provisions of the securities laws of the United States.  The foregoing risks also apply to those experts identified in this annual report that are not residents of the United States.

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

Item 2.            Unregistered Sales of Equity Securities

In March and April of 2007 we completed a private placement (the "Private Placement") by the Company of promissory notes for approximately $2.2 million (the "Notes") and securities ("Equity Consideration Certificates").  The Notes have a interest rate of 10% per annum payable quarterly commencing May 31, 2007 and due on the earlier of: (i) September 30, 2007 or (ii) the third business day following the completion of an underwritten public offering or a private placement by the Company resulting in gross proceeds of $5 million or more (the "Qualified Offering").  Repayment of the Notes will be secured by a lien on all tangible and intangible assets of the Company and each of its subsidiaries to be evidenced by a security agreement and a security and pledge agreement from the Company for 100% of the stock in each of its subsidiaries.  Each Purchaser also received an Equity Consideration Certificate in an amount equal to such purchaser's Note.  The Equity Consideration Certificate will entitle the purchaser to receive either "Primary Equity Consideration" or "Alternate Equity Consideration".  The "Primary Equity Consideration" consists of the identical securities that the Company will sell in its next Qualified Offering.  The number of such securities to be received by each purchaser shall be the result obtained by dividing 100% of the original principal amount of the Note purchased by such purchaser in this offering by the price of the security, or package of securities, sold by the Company in the Qualified Offering.  The Equity Consideration shall be delivered to the purchaser (or its transferee or assignee) within three business days following the closing of the Qualified Offering.  The "Alternate Equity Consideration" consist of that number of shares of common stock of the Company that equal the principal amount of the Notes divided by $0.40 plus an equal number of non-callable warrants exercisable at $0.50 per share for a period of seven years from such issuance, which will have a cashless exercise feature if, at any time after one year from the first closing of the Private Placement, the underlying shares of common stock are not covered by an effective registration statement with a current prospectus available.  The Alternate Equity Consideration will be issued to the Purchasers on the first business day following the later of September 30, 2007 or an extended maturity date, if a Qualified Offering shall not have occurred by such date.  The Notes were sold to the purchasers who purchased as "accredited investors" as that term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended.  Pursuant to an agreement (the "Financing Agreement") dated for reference March 5, 2007 among the Company and Paulson Investment Company, Inc. and High Capital Funding, LLC (together, the "Placement Agents"), as amended, the Placement Agents acted as agents of the Company for the Private Placement.

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the six months ended March 31, 2007.

Item 5.            Other Information

None.

Item 6.            Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:

 Exhibit
Number

Description of Exhibit

3.1

Articles of Incorporation(1)

3.2

Bylaws(1)

10.1

Share Exchange Agreement among the Company, the Vendor, Power Air, the HDH Group and Dean Haley, dated for reference effective on August 22, 2005.(2)

10.2

Stephen Williams Services Contract between the Company and Stephen Williams, dated for reference effective on October 1, 2005, as amended.(2)(3)

10.3

Sales and Marketing Employment Agreement among the Company, Power Air and Donald Ceci, dated for reference effective on October 3, 2005.(2)

10.4

Corporate Development Employment Agreement among the Company, Power Air and Remy Kozak, dated for reference effective on October 3, 2005, as amended.(2)(3)

10.5

Development and Pre-Manufacturing Agreement dated September 27, 2006 between the Company and Mid States Tool and Machine Inc.(5)

10.6

2006 Stock Incentive Plan(4)

10.7

Financing Agreement dated March 4, 2007 among the Company, Paulson Investment Company, Inc. and High Capital Funding, LLC (including the form of the Secured Promissory Note, the form of the Equity Consideration Certificate, the form of the Security Agreement and the form of the Security and Pledge Agreement).(6)

10.8

Form of the Subscription Agreement between the Company and each of the purchasers for the Note and the Equity Consideration Certificates.(6)

21.1

 Subsidiaries of the Company:
 Power Air Tech, Inc. (Delaware) (100%)
Power Air (Canada) Corp. (British Columbia) (50%)

31.1

Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 21, 2007.

32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 21, 2007.

(1)   Previously filed with the SEC as an exhibit to our Registration Statement on Form SB-2 as originally filed with the SEC on December 2, 2004.

(2)   Previously filed with the SEC as an exhibit to our Current Report on  Form 8-K as originally filed with the SEC on October 7, 2005.

(3)   Previously filed with the SEC as an exhibit to our Form SB-2 as originally filed with the SEC on June 12, 2006.

(4)   Previously filed with the SEC as an exhibit to our Form S-8 as originally filed with the SEC on July 3, 2006.

(5)   Previously filed with the SEC as an exhibit to our Form 10-QSB as originally filed with the SEC on February 14, 2007.

(6)   Previously filed with the SEC as an exhibit to our Form 8-K as originally filed with the SEC on April 16, 2007.

__________

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER AIR CORPORATION

Per:

/s/ "Remy Kozak"

Remy Kozak

President and Chief Executive Officer

Date:  May 21, 2007.

__________