Form 10QSB
period 2007-06-30
POWER AIR CORP
filed 2007-08-13
CIK 1310261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 66,453,675 shares of Common Stock as of July 27, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒ ..

__________

POWER AIR CORPORATION

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended June 30, 2007

FORWARD-LOOKING STATEMENTS

This Form 10-QSB for the quarterly period ended June 30, 2007 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, our annual report on Form 10-KSB for the year ended September 30, 2006. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements

Power Air Corporation
(A Development Stage Company)
Consolidated Balance Sheets

	June 30, 2007 $ (unaudited)	September 30, 2006 $

ASSETS

Current Assets

Cash	3,199,303	924,928
Other current assets	166,568	109,739

Total current assets	3,365,871	1,034,667

Property and Equipment (Note 3)	211,044	167,085

Deferred financing costs (Note 5)	-	28,047

Total Assets	3,576,915	1,229,799

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable	64,828	38,930
Accrued liabilities	18,514	78,560
Due to related party (Note 4(b))	108,000	-

Total current liabilities	191,342	117,490

Commitments and Contingencies (Note 7)

Stockholders' Equity

Common Stock (Note 6), 375,000,000 shares authorized, $0.001 par value; 66,353,675 and 45,348,318 shares issued and outstanding, respectively	66,353	45,348

Additional Paid-In Capital	20,618,198	12,305,669

Deficit Accumulated During the Development Stage	(17,298,978)	(11,238,708)

Total Stockholders' Equity	3,385,573	1,112,309

Total Liabilities and Stockholders' Equity	3,576,915	1,229,799

Power Air Corporation
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30, 2007 $	Three Months Ended June 30, 2006 $	Nine Months Ended June 30, 2007 $	Nine Months Ended June 30, 2006 $	From October 15, 1997 (Date of Inception) to June 30, 2007 $

Expenses

Amortization of property and equipment	11,547	4,871	31,201	10,568	49,400
Development and engineering	306,053	209,967	860,861	325,903	3,571,855
General and administration	365,103	1,467,976	1,184,579	2,136,161	8,561,371
License fees	25,000	25,000	77,830	70,990	411,363
Marketing and selling	207,516	170,013	515,615	297,250	1,202,704
Interest and finance fees (Note 5)	3,094,036	-	3,390,184	-	3,502,285

Total Expenses	4,009,255	1,877,827	6,060,270	2,840,872	17,298,978

Net Loss	(4,009,255)	(1,877,827)	(6,060,270)	(2,840,872)	(17,298,978)

Net Loss Per Share - Basic and Diluted	(.08)	(.04)	(.13)	(.07)

Weighted Average Shares Outstanding - Basic and Diluted	51,309,000	43,040,000	47,480,858	42,762,000

Power Air Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)
	Nine Months Ended June 30,
	2007 $	2006 $

Operating Activities

Net loss	(6,060,270)	(2,840,872)

Adjustments to reconcile net loss to cash used in operating activities:
Deferred finance costs written-off	3,298,565	-
Amortization of property and equipment	31,201	10,568
Shares issued for consulting services	100,625	-
Stock-based compensation	121,391	1,220,535

Changes in operating assets and liabilities:

Other current assets	(56,829)	(101,461)
Accounts payable and accrued liabilities	73,852	(192,884)

Net Cash Used in Operating Activities	(2,491,465)	(1,904,114)

Investing Activities

Purchases of property and equipment	(75,159)	(105,193)

Net Cash Used in Investing Activities	(75,159)	(105,193)

Financing Activities

Proceeds from related party loans	107,094	-
Repayment of related party loans	(107,094)	-
Proceeds from promissory notes	2,190,000	-
Repayment of promissory notes	(2,190,000)	-
Proceeds from issuance of common stock	5,080,000	2,852,525
Debt issuance costs	(239,000)	(224,554)

Net Cash Provided by Financing Activities	4,841,000	2,627,971

Increase in Cash	2,274,376	618,664

Cash, Beginning of Period	924,927	1,040,998

Cash, End of Period	3,199,303	1,659,662

Supplemental Disclosures

Interest paid	91,619	-
Income taxes paid	-	-

Non-cash Investing and Financing Activities

Shares and warrants issued pursuant to conversion of equity certificates	3,031,517	-

Power Air Corporation
(A Development Stage Company)
Consolidated Statements of Stockholder's Equity
From October 15, 1997 (Date of Inception) to June 30, 2007
(unaudited)
	Common Stock				Accumulated
					Deficit
	Number		Additional		During the
	of		Paid-In	Subscription	Development
	Shares	Amount	Capital	Receivable	Stage	Total
		$	$	$	$	$

Balance from October 15, 1997 (date of inception) to June 30, 2005	10,000	1,000	-	-	(4,105,418)	(4,104,418)

Adjustment for change in par value	-	(990)	990	-	-	-

Re-capitalization transactions (Note 1)
Shares of Power Air Corporation	18,750,000	18,750	-	-	-	18,750
Cancellation of founders stock	(1,550,000)	(1,550)	1,550	-	-	-
Shares issued to shareholders of Power Air Tech, Inc. to effect the reverse merger	14,693,423	14,693	(14,693)	-	-	-
Shares issued for compensation	4,545,456	4,545	2,506,819	-	-	2,511,364
Shares acquired by legal parent	(10,000)	(10)	-	-	-	(10)
Shares issued to settle debt	3,378,396	3,378	1,864,180	-	-	1,867,558
Forgiveness of related party debt of PAT as a condition precedent to the reverse merger	-	-	2,173,045	-	-	2,173,045
Net liabilities assumed in recapitalization	-	-	(89,482)	-	-	(89,482)

Unit private placement - $0.65 (Note 6(a))	2,077,454	2,078	1,348,267	-	-	1,350,345

Share subscription	-	-	-	(161,850)	-	(161,850)

Share issuance costs	-	-	(155,035)	-	-	(155,035)

Net loss	-	-	-	-	(2,625,261)	(2,625,261)

Balance, September 30, 2005	41,894,729	41,894	7,635,641	(161,850)	(6,730,679)	785,006

Subscription received	-	-	-	161,850	-	161,850

Unit private placement - $0.65 (Note 6(a))	1,105,917	1,106	717,740	-	-	718,846

Unit private placement - $1.10 (Note 6(b))	1,792,572	1,793	1,970,036	-	-	1,971,829

Shares issued for share issuance costs	17,600	18	(18)	-	-	-

Shares issued for employee bonuses	300,000	300	254,700	-	-	255,000

Shares issued for consulting services	87,500	87	61,163	-	-	61,250

Shares issued for options exercised	150,000	150	97,350	-	-	97,500

Share issuance costs	-	-	(250,629)	-	-	(250,629)

Fair value of vested stock options	-	-	1,819,686	-	-	1,819,686

Net loss	-	-	-	-	(4,508,029)	(4,508,029)

Balance, September 30, 2006	45,348,318	45,348	12,305,669	-	(11,238,708)	1,112,309

Shares issued for consulting services	262,500	262	100,363	-	-	100,625

Shares issued pursuant to a private placement	200,000	200	79,800	-	-	80,000

Shares issued pursuant to a unit private placement at $0.35 per share	14,285,714	14,286	4,985,714	-	-	5,000,000

Shares issued pursuant to conversion of equity certificates	6,257,143	6,257	2,183,743	-	-	2,190,000

Warrants issued pursuant to conversion of equity certificates	-	-	841,558	-	-	841,558

Fair value of vested stock options	-	-	121,391	-	-	121,391

Net loss	-	-	-	-	(6,060,270)	(6,060,270)

Balance, June 30, 2007	66,353,675	66,353	20,618,198	-	(17,298,978)	3,385,573

Power Air Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2007
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

The Company is a development stage company as defined by Statement of Financial Accounting Standards ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises". In a development stage company, management devotes most of its activities in developing a market for its products. The Company is presently in its developmental stage and currently has no sources of revenue to provide incoming cash flows to sustain future operations. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to enter into Original Equipment Manufacturer ("OEM") joint venture agreements, to raise additional equity financing and generate revenue, cash flow and attain profitable operations. Management has plans to seek additional capital through equity offerings. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at June 30, 2007, although the Company has working capital of $3,174,529 it has accumulated losses of $17,298,978 since inception and further losses are anticipated. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Power Air Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2007
(unaudited)

2.          Summary of Significant Accounting Policies

(a)        Basis of Presentation

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

The consolidated financial statements include the accounts of the Company and its wholly-owned Delaware subsidiary, PAT, and its 50% owned Canadian subsidiary, Power Air (Canada) Corp., which is considered a variable interest entity due to mind and management and funding criteria, and thus is 100% consolidated. All inter-company transactions and balances have been eliminated upon consolidation.

(b)        Variable Interest Entity

The Financial Accounting Standards Board ("FASB") finalized FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities-An Interpretation of ARB51" ("FIN46R") in December 2003. FIN46R expands the scope of ARB51 and can require consolidation of "variable interest entities" ("VIEs"). Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. On May 31, 2006 the Company's inactive Canadian subsidiary, Power Air (Canada) Corp. was 50% owned by a Canadian resident individual and 50% owned by the Company. On June 1, 2006 this subsidiary became active and Power Air (Canada) Corp. began conducting scientific research and experimental development activities in Canada and will apply for Canadian Scientific Research and Experimental Development tax credits. The Company funds 100% of the expenditures and is at risk for 100% of its losses and as a result is the party with the controlling financial interest and the primary beneficiary. Power Air (Canada) Corp. has no other financing other than amounts received from Power Air Corporation. As a result of the above, accumulated losses for the period from June 1, 2006 to June 30, 2007 of $860,000 has been included in the consolidated financial statements.

(c)        Use of Estimates

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

Power Air Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2007
(unaudited)

2.          Summary of Significant Accounting Policies (continued)

(d)        Basic and Diluted Net Income (Loss) Per Share

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

(e)        Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For all periods presented the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(f)        Research and Development Expenditures

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

(g)        Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

(h)        Financial Instruments

Financial instruments, which include cash, other current assets, accounts payable, accrued liabilities, promissory notes and directors loans were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

(i)        Revenue Recognition

The Company will recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements." Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided and collection is reasonably assured.

Power Air Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2007
(unaudited)

2.          Summary of Significant Accounting Policies (continued)

(i)        Revenue Recognition (continued)

The Company has not generated any revenue since inception on October 15, 1997. The Company plans to receive funding from OEM's to engineer products to OEM specifications. The Company then plans to receive license and product fees under OEM contracts. Revenue recognition will be specific to the terms of the contracts and will thus be determined in a later period.

(j)        Income Taxes

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

(k)       Deferred Finance Costs

Deferred finance costs are recorded at cost and include costs relating to undertaking debt financing activities. Upon successful completion of the related financing, these costs will be recorded as a reduction of share capital for an equity financing or, as interest expense if a debt financing over the life to maturity of the debt. If related financing is not successfully completed or the debt is settled prior to maturity, these costs will be charged to the statement of operations.

(l)        Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash was deposited with a high quality credit institution.

(m)       Stock-Based Compensation

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R "Share Based Payments" using the modified retrospective transition method. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense rateably over the requisite service periods. The Company has estimated the fair value of each award as of the date of grant or assumption using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-

Power Air Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2007
(unaudited)

2.          Summary of Significant Accounting Policies (continued)

(m)       Stock-Based Compensation (continued)

Scholes option pricing model considers, among other factors, the expected life of the award and the expected volatility of the Company's stock price.

The Company had no outstanding stock options or unvested share based payments as of this date and prior to March 31, 2006. Accordingly, there was no effect on the Company's previously reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

(n)        Foreign Currency Translation

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

(o)        Property and Equipment

Depreciation is provided on all property and equipment utilizing the straight-line method over their estimated useful lives of five years, except leasehold improvements, which are amortized over the term of the lease.

(p)        Recent Accounting Pronouncements

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

Power Air Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2007
(unaudited)

3.          Property and Equipment

	Cost $	Accumulated Depreciation $	Net Carrying Value June 30, 2007 $	Net Carrying Value September 30, 2006 $

Computer hardware	49,787	10,360	39,427	27,252
Computer software	8,364	1,971	6,393	6,882
Furniture, equipment and machinery	180,656	31,777	148,879	113,361
Leasehold improvements	21,637	5,292	16,345	19,590

	260,444	49,400	211,044	167,085

4.          Related Party Transactions/Balance

(a)        Certain directors, officers and companies related to directors and officers loaned $107,094 to the Company of which all was repaid including interest at the rate of 10% per annum and a 10% bonus.

(b)        A senior officer is owed $108,000 pursuant to a bonus accrued at June 30, 2007. The bonus was paid by a cash payment of $75,000 in July and the issuance of 100,000 common shares valued at $35,000.

The above transactions have been in the normal course of operations and, in management's opinion, undertaken with the same terms and conditions as transactions with unrelated parties.

5.          Promissory Notes and Equity Certificates

On March 5, 2007 and April 5, 2007, the Company completed a debt financing (the "Financing") consisting of the following consideration for gross proceeds of $2,190,000:

(a)        Promissory notes totalling $2,190,000, bearing interest at 10% per annum payable quarterly in arrears, secured against the Company's tangible and intangible assets, repayable on the Maturity Date, being the earlier of September 30, 2007 and the third business day following the completion of a public offering or private placement resulting in gross proceeds of $5,000,000 or more (the "Qualified Offering"). A placement commission of $219,000 and expenses of $20,000 were included in deferred financing costs.

(b)        As additional consideration for the loan the Company issued Equity Consideration Certificates having an estimated fair value of $3,017,099, which allow the holder, at the holder's option, to receive either:

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

These Equity Consideration Certificates were considered a separate and direct finance fee and the estimated fair values were based on the estimated number of shares to be issued, 5,475,000 common shares valued at $0.40 per share for $2,190,000 and the estimated value of the warrants to be issued, 5,475,000 warrants valued at $867,849 based on a fair value price of $0.1585 per warrant using the Black Scholes Option pricing Model using the following input variables: fair value of stock price on grant date - $0.39; exercise price - $0.50; expected life - 1 year; volatility - 121%; annual expected dividends - nil; risk-free interest

Power Air Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2007
(unaudited)

5.          Promissory Notes and Equity Certificates (continued)

rate - 4.63%. The total value of $3,017,099 was added to deferred financing costs. The Company also issued equity certificates valued at $14,418, which was added to deferred financing costs for reimbursement of expenses incurred by the placement agent.

The Company completed an equity financing of $5,080,000 on June 5, 2007 thus triggering immediate repayment of the promissory notes totalling $2,190,000 plus interest of $75,794. Also on June 5, 2007 the equity consideration certificates were converted into 6,257,143 units at $0.35 per unit. Each unit consisted of one common share and one common share purchase warrant to acquire one additional share at $0.50 per share expiring June 5, 2009. As the debt was extinguished the Company charged deferred finance costs of $3,270,517 to operations.

6.          Common Stock

(a)         Pursuant to a Consulting Agreement dated August 1, 2006 the Company issued 87,500 restricted common shares at a fair market value of $61,250, which was charged to operations during the month of September 2006. The Company issued an additional 262,500 restricted common shares having a value of $100,625, which was charged to operations during the three months ended December 31, 2006.

(b)         Unit Private Placement - $0.35

On June 5, 2007 the Company received $5,000,000 and issued 14,285,714 units at $0.35 per unit. Each unit is comprised of one common share and one common share purchase warrant to acquire one additional share at $0.50 per share, expiring June 5, 2009.

(c)        Private Placement - $0.40

On June 5, 2007 the Company received $80,000 and issued 200,000 common shares at $0.40 per share.

(d)        Stock Options

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

A summary of the Company's stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price $

Balance, September 30, 2006	3,735,000	0.62
Granted	30,000	0.44
Exercised	-	-
Cancelled	-	-

Balance, June 30, 2007	3,765,000	0.62

Power Air Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2007
(unaudited)

6.          Common Stock (continued)

(d)        Stock Options (continued)

During the period ended June 30, 2007, the Company granted 30,000 one stock options to certain employees, exercisable at between $0.41 and $0.35 per share. These options were valued at $5,000. The fair value of the stock options granted was measured at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield of 0%, risk free interest rate of 4.70% - 4.80%, expected volatility of 106% - 110% and expected life of 1 year.

The weighted average contractual life of the exercisable and outstanding stock options is 0.88 years.

The following table summarizes stock options outstanding at June 30, 2007:

Outstanding			Exercisable
Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price $		Weighted Average Exercise Price $

3,765,000	0.88	0.62	3,737,081	0.62

(e)        Warrants

A summary of the changes in the Company's stock purchase warrants is presented below:

	For the Nine Months Ended June 30, 2007		For the Year Ended September 30, 2006

	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
		$		$

Balance, beginning	4,079,657	1.11	2,077,454	1.00
Granted	20,542,857	0.50	2,002,203	1.22
Exercised	-	-	-	-
Forfeited/Expired	-		-

Balance, end	24,622,514	0.60	4,079,657	1.11

Power Air Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2007
(unaudited)

6.          Common Stock (continued)

(e)        Warrants (continued)

The following table summarizes warrants outstanding at June 30, 2007:

Number of Warrants	Exercise Price $	Expiry Date

20,542,857	0.50	June 5, 2009
3,183,371	1.00	September 30, 2007 to March 15, 2008
896,286	1.50	June 28, 2008
24,622,514

Warrants outstanding having a weighted average remaining life of 1.69 years.

7.          Commitments and Contingencies

(a)        PAT entered into a Limited Exclusive Patent License Agreement with the Regents of the University of California in March, 2001 (the "License Agreement"). Under the terms of the License Agreement the Company must prepay annual foreign filing fees and make minimum royalty payments of $100,000 for the year ended December 31, 2006, due on February 28th, being two months after the start of each calendar year and each year thereafter until either party terminates the License Agreement. The fee for 2007 was paid in March, 2007. The License Agreement also provides for royalty payments ranging from 0.45% to 3.55% of net sales that incorporate the licensed ZAFC technology.

(b)        On October 17, 2005, the Company entered into a long-term office and laboratory/warehouse premises lease in Livermore, California. The term is for 30 months expiring October 31, 2008. The monthly base rent is $6,066 and the estimated monthly operating charge is $1,800 per month. On January 20, 2006 the Company entered into a long-term housing lease in Pleasanton, California. The term is for 24 months expiring January 31, 2008. The monthly rent is $2,595. On May 24, 2006 the Company entered into a short-term premises lease at the National Research Council in Vancouver, Canada. The term was renewed for one additional year expiring March 31, 2008 at a monthly rate of CND$2,152.

(c)        As at September 30, 2006 the Company is committed pursuant to four employment contracts including three officers and one employee of the Company. In total the annual commitment is $470,000, each having a 90-day termination clause. All of these contracts also contain commitments to grant stock options, see Note 2(m) for details on stock options granted.

(d) On September 27, 2006 the Company entered into a four phase Development and Pre-Manufacturing Agreement (the "Agreement") with Mid States Tool and Machine Inc. of Decatur, Indiana ("Mid States"). Pursuant to the Agreement, Mid States will re-design, cost-reduce, tool and manufacture the ZAFC. The Company paid $25,000 upon execution of this Agreement and will issue 350,000 stock options, in phases, exercisable at $0.755 per share. Upon completion of Phase 1 (Planning) a total of 50,000 stock options will be granted. Upon starting Phase 2 (Engineering Prototype) a cash payment of $25,000 will be made and upon completion of Phase 2 an additional 100,000 stock options will be granted. A final payment of $27,000 will be made upon Mid States delivering 4 demonstration prototypes at the end of Phase 2. A total of 100,000 stock options will be granted at the completion of Phase 3 (Manufacturing Prototype) and Phase 4 (Pilot Production). The cash payments do not include the costs of materials, labour (at Mid States' cost) or moulds. Upon successful completion of the above Phases the Company and Mid States will enter into a Supply Agreement. It is intended that Mid States will be the Company's exclusive manufacturer for the initial ZAFC Power Source for use in the Company's first commercial generator product in North America for a period not less than 3 years from the date of entering into the Supply Agreement.

Power Air Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2007
(unaudited)

7.          Commitments and Contingencies (continued)

(e)        The Company signed a six month Letter of Intent on December 15, 2006 with H-Plus Eco Ltd., a Korean based company focused on environment and alternative energy. This Letter of Intent defines the structure and scope of the Asian Joint Venture between the companies. This Joint Venture will develop, manufacture and commercialize back-up power systems for Korean and Asian markets. H-Plus Eco Ltd. will contribute up to KRW 5 billion (US$5 million) to the Joint Venture and the Company will license its technology to the Joint Venture. The Joint Venture will include a shareholder agreement, a license agreement, a territory agreement and a supply agreement. Although the Letter of Intent has lapsed as of the date of these financial statements all parties are continuing to negotiate a definitive agreement.

(f)        Pursuant to a Consulting Agreement dated August 1, 2006 the Company issued 87,500 restricted common shares at a fair market value of $61,250, which was charged to operations during the month of September 2006. The Company issued an additional 262,500 restricted common shares having a value of $100,625, which was charged to operations during the three months ended December 31, 2006.

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

9.          Subsequent Events

Subsequent to June 30, 2007 the Company has:

(a)        paid $75,000 and issued 100,000 common shares to a senior officer to settle a bonus payable of $108,000 accrued at June 30, 2007. The common shares had a fair value of $35,000. The Company also granted this senior officer stock options to acquire up to 400,000 common shares exercisable at $0.33 per share expiring July 6, 2009.

(b)        effective July 16, 2007, entered into a one year agreement with Elite Financial Communications Group, LLC ("Elite") to manage all aspects of the Company's investor and media relations program. Under the terms of its agreement with Elite, the Company has paid Elite $21,000 for the period July 1, 2007 to September 30, 2007 and thereafter will pay a monthly amount of $8,500 to December 31, 2007 and thereafter will pay a monthly amount of $10,000. The Company has also issued Elite 300,000 share purchase warrants, as follows: a warrant to purchase up to 150,000 common shares at $0.45 per share vesting on July 16, 2007 and the right to acquire an additional 150,000 common shares at $0.60 per share, vesting on January 13, 2008. All of these warrants will expire on July 16, 2009.

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

The following discussion of our plan of operations, results of operations and financial condition as at and for the nine months ended June 30, 2007 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the nine months ended June 30, 2007 included in this quarterly report, as well as our annual report on Form 10-KSB for the year ended September 30, 2006 and Form 10-QSB for the quarterly periods ended December 31, 2006 and March 31, 2007.

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

We anticipate that our working capital at June 30, 2007 will be sufficient to enable us to complete the product and program concept phase and begin the design, manufacture and testing of engineering prototypes. Our ability to complete the engineering prototypes and to design, manufacture and test the manufacturing prototypes and the pilot product of commercial products will require that we obtain additional financing of a further and approximate $10 to $12 million.

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

We also agreed to pay a minimum royalty to the Regents which will equal $100,000 for each remaining year of the license. This minimum royalty amount is payable on February 28 of each year of the License Agreement.

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

Development of our Zinc Air Fuel Cell Technology

Historical Development

Our ZAFC technology was developed through a joint collaboration effort between LLNL and the United States Department of Energy. LLNL is a leading United States Government research and development facility located in Livermore, California. LLNL created the ZAFC using internal support and additional support from the International Lead Zinc Research Organization and the U.S. Department of Energy. Prior to September 30, 2005, over $6.0 million had been invested in the technology. From 1992 to 1997 LLNL and the DOE spent over $1 million on the original research concept and development of the ZAFC. Between 1998 and 2005, the Company's now largest shareholders invested a further $5 million to bring the ZAFC to the prototype level. During fiscal 2006 and the nine months ended June 30, 2007, $1,632,669 was spent in the development, engineering and testing of our technology.

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

During the next 12 months we anticipate that we will not generate any revenue. We had a working capital of $3,122,426 at June 30, 2007.

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

On March 5, 2007 and April 5, 2007, the Company completed a debt financing (the "Financing") consisting of the following consideration for gross proceeds of $2,190,000:

(a)        Promissory notes totalling $2,190,000, bearing interest at 10% per annum payable quarterly in arrears, secured against the Company's tangible and intangible assets, repayable on the Maturity Date, being the earlier of September 30, 2007 and the third business day following the completion of a public offering or private placement resulting in gross proceeds of $5,000,000 or more (the "Qualified Offering"). A placement commission of $219,000 and expenses of $20,000 were included in deferred financing costs.

(b)        As additional consideration for the loan the Company issued Equity Consideration Certificates having an estimated fair value of $3,017,099, which allow the holder, at the holder's option, to receive either:

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

These Equity Consideration Certificates were considered a separate and direct finance fee and the estimated fair values were based on the estimated number of shares to be issued, 5,475,000 common shares valued at $0.40 per share for $2,190,000 and the estimated value of the warrants to be issued, 5,475,000 warrants of $867,849 based on a fair value price of $0.1585 per warrant using the Black Scholes Option pricing Model using the following input variables: fair value of stock price on grant date - $0.39; exercise price - $0.50; expected life - 1 year; volatility - 121%; annual expected dividends - nil; risk-free interest rate - 4.63%. The total value of $3,017,099 was added to deferred financing costs. The Company also issued equity certificates valued at $14,418, which was added to deferred financing costs for reimbursement of expenses incurred by the placement agent.

The Company completed an equity financing of $5,080,000 on June 5, 2007 thus triggering immediate repayment of the promissory notes totalling $2,190,000 plus interest of $75,794. As the debt was extinguished the Company charged deferred finance costs of $3,270,517 to operations.

On June 5, 2007 the Company received $80,000 and will issue 200,000 common shares pursuant to a private placement of common shares at $0.40 per share to an offshore purchaser.

Also on June 5, 2007, we issued an aggregate of 14,285,716 units (each a "Unit") at a price of $0.35 per Unit for total gross proceeds of $5,000,000 in a private placement (the "Private Placement Offering"), with each Unit being comprised of one share of common stock and one non-transferable share purchase warrant (each a "Warrant") of the Company, and with each Warrant entitling the holder to purchase one additional share of common stock of the Company at an exercise price of $0.50 per share from the date of issuance to the date of expiry on June 5, 2009. The 14,285,716 Units were sold to purchasers who were offshore pursuant to Regulation S under the United States Securities Act of 1933, a amended (the "Securities Act").

As the Private Placement Offering constituted a Qualified Offering, on June 5, 2007, we also issued an aggregate of 6,257,118 Units to the lenders under the Financing on the same terms and conditions as the Private Placement Offering for no additional consideration.

We anticipate that the above financings that are included in our cash on hand at June 30, 2007 of $3,147,200 will be sufficient to enable us to complete the product and program concept phase and begin the design, manufacture and testing of engineering prototypes. Our cash needs for the next twelve months is $4.5 million. Our ability to complete the engineering prototypes and to design, manufacture and test the manufacturing prototypes and the pilot product of commercial products will require that we obtain additional financing of a further and approximate $10 million to $12 million.

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

We plan to complete the following development work in order to achieve this objective:
Phase	Description of Development Phase	Description of Development Work	Planned Timing
6	Program Concept	We plan to complete the identification of engineering requirements, the design concept for the prototype and further refine our business plan.	Fourth quarter of 2007
7	Engineering Prototype	With input of an OEM, we plan to complete the design, manufacture and testing of an engineering prototype incorporating our ZAFC fuel cell technology.	Second quarter of 2008
8	Engineering Verification	This phase will consist of further construction and field testing of engineering prototypes.	Third quarter of 2008
9	Manufacturing Prototype	With input from a manufacturing partner, we plan to design a commercial product with product design freeze and quality plan.	First quarter of 2009
10	Manufacturing Verification	This phase will consist of the construction and beta testing of manufacturing prototypes and completion of plan for launching the product into the market-place.	Second quarter of 2009
11	Pilot Production	This phase will consist of manufacturing pilot units of the product and confirmation that our initial required cost and quality targets have been met	Fourth quarter of 2009

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

Canada National Research Council

Power Air Corporation has also established a Canadian subsidiary, Power Air (Canada) Corporation. On July 1, 2006 our Canadian subsidiary entered into a premises lease to lease office space at the National Research Council of Canada's Institute for Fuel Cell Innovation (NRC-IFCI) in Vancouver, British Columbia, Canada; which is widely considered to have the world's most advanced cluster of companies and organizations focused on fuel cell technologies. The lease expires on March 31, 2008 and the rent is Cdn. $2,152 per month. We believe that our presence at the NRC will provide us with the opportunity to interact with other leading companies and leverage both NRC resources (for testing and project development) and the vast pool of local talent to reduce cost and time to market. We presently do not have any collaboration agreement with the NRC.

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

Results of Operations

Nine Months Ended June 30, 2007 Compared to the Nine Months Ended June 30, 2006

The following table sets out our consolidated loss during the nine months ended June 30, 2007 and 2006, respectively:

	Nine Months Ended June 30, 2007	Nine Months Ended June 30, 2006
	(Unaudited)	(Unaudited)
	$	$
Expenses
Amortization of property and equipment	31,201	10,568
Development and engineering	860,861	325,903
General and administration	1,184,579	2,136,161
License fees	77,830	70,990
Marketing and selling	515,614	297,250
Interest and finance fees	3,390,184	--
Total Expenses	$ 6,060,270	$ 2,840,872

Net Loss	$(6,060,270)	$(2,840,872)

The Company recorded a net loss of $6,060,270 for the nine months ended June 30, 2007 as compared to a net loss of $2,841,000 for the prior period, a net increase of $3,219,270. The increase in net loss was primarily due to interest of $92,000 relating to the related party loans and promissory notes and $3,271,000 of deferred debt financing costs written-off, $239,000 of which was cash and $3,032,000 was the value of equity certificates issued to the promissory note holders. These costs were nil in 2006. Other significant differences are non-cash stock option and stock based compensation totaling $222,000 as compared to $1,221,000 in 2006. Spending on development and engineering increased from $326,000 in 2006 to $861,000 in 2007, an increase of $535,000. This was mainly due to increased spending on lab testing and an increase in development and engineering staff. Marketing and selling also increased from $298,000 in 2006 to $515,000 in 2007. This was mainly due to a $108,000 bonus paid to the Director of Marketing for achieving corporate goals in 2007 as compared to a $30,000 bonus in 2006 and also the cost of trade shows in Japan and Vancouver in 2007. There was an overall decrease in general and administration of $47,418 exclusive of the stock option expenses as noted above. This decrease was in the area of travel, salaries and professional fees. Also included in net loss are license fees of $77,830 relating to the monthly charge to operations for the prepaid annual license fee from LLNL as compared to $70,990 for the prior period.

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

The following table sets out our consolidated loss during the three months ended June 30, 2007 and 2006, respectively:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
	(Unaudited)	(Unaudited)
	$	$
Expenses
Amortization of property and equipment	11,547	4,871
Development and engineering	306,053	209,967
General and administration	365,103	1,467,976
License fees	25,000	25,000
Marketing and selling	207,516	170,013
Interest and finance fees	3,094,036	--
Total Expenses	$ 4,009,255	$ 1,877,827

Net Loss	$(4,009,255)	$(1,877,827)

The Company recorded a net loss of $4,009,255 for the three months ended June 30, 2007 as compared to a net loss of $1,878,000 in 2006. The increase in net loss was largely due to interest of $75,000 relating to the promissory notes and $3,003,000 of deferred debt financing costs written-off, $239,000 of which was cash and $2,764,000 was the value of equity certificates issued to the promissory note holders. These costs were nil in 2006. Other significant differences are non-cash stock option and stock based compensation totaling $10,000 as compared to $1,221,000 in 2006. Spending on development and engineering increased from $210,000 in 2006 to $306,000 in 2007, an increase of $96,000. This was mainly due to increased spending on lab testing and an increase in development and engineering staff. Marketing and selling also increased from $170,000 in 2006 to $207,500 in 2007. This was mainly due to a $108,000 bonus paid to the Director of Marketing for achieving corporate goals in 2007 as compared to a $30,000 bonus in 2006 and also the cost of trade shows in Japan and Vancouver during this quarter in 2007. There was an overall decrease in general and administration exclusive of stock option expenses. The decrease was in the area of travel, salaries and professional fees. Also included in net loss are license fees of $25,000 relating to the monthly charge to operations for the prepaid annual license fee from LLNL, which is the same amount for the prior period.

Liquidity and Capital Resources

The following table sets forth our cash and working capital as of June 30, 2007.

	As of June 30, 2007 (Unaudited)	As of September 30, 2006 (Audited)
Cash reserves	$3,147,200	$924,928
Working capital (deficiency)	$3,174,529	$917,177

We plan to spend approximately $4.5 million over the next twelve months in carrying out our plan of operations.

On April 10, 2007, we completed the Private Placement for additional gross proceeds of approximately $815,000. A commission of $81,500 was paid on this second closing of the Private Placement.

The Company received $80,000 and issued 200,000 common shares pursuant to a private placement of common shares at $0.40 per share.

On June 5, 2007 the Company completed a private placement of 14,285,714 units at $0.35 per unit for gross proceeds of $5,000,000. Each unit contains one common share and one non-transferable purchase warrant to acquire one additional common share at $0.50 per share expiring two years from date of issuance. With these financings our cash reserves will be sufficient to enable us to complete phase 6 of our product development plan and operate for a period in excess of 9 months. Our ability to complete phases 7 through 12 of our product development plan and other operating expenses will be subject to us obtaining an additional $10 million to $12 million in additional financing.

The Company currently has no sources of revenue to provide incoming cash flows to sustain future operations. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to enter into OEM joint venture agreements, to raise additional equity financing and generate revenue, cash flow and attain profitable operations. There can be no assurance that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at June 30, 2007, the Company had accumulated losses of $17,298,978 since inception. The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Operating Activities

Operating activities in the nine months ended June 30, 2007 used cash of $2,491,465, which reflect our recurring operating losses.

Investing Activities

In the nine months ended June 30, 2007 investing activities used cash of $75,159 to purchase property and equipment.

Financing Activities

The total cash provided by financing activities in the nine months ended June 30, 2007 was $4,841,000 which included private placements totaling $5,080,000 plus promissory note proceeds of $2,190,000, less $239,000 of cash finance fees less the repayment of the promissory notes in the amount of $2,190,000. The Company also received related party loans of $107,094 which were also repaid during the period.

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

The Company had no outstanding stock options or unvested share based payments as of this date and prior to June 30, 2006. Accordingly, there was no effect on the Company's previously reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

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

Our business plan calls for significant expenses in connection with the development of our ZAFC business. Our capital requirements have been and will continue to be significant. We will be dependant on future financing to fund our research and development as well as other working capital requirements. We estimate that our current working capital will support our activities for no more than 9 months. After that time we will need additional financing. There can be no assurance that such additional financing will be forthcoming or that it will result in sufficient capital for us to meet our expected working capital needs. It is not anticipated that any of our officers, directors or current shareholders will provide any significant portion of our future financing requirements. Furthermore, in the event that our plans change, our assumptions change or prove inaccurate, or our capital resources prove to be insufficient to fund operations, we could be required to seek additional financing sooner than currently anticipated, or in greater amounts than is currently anticipated. Any inability to obtain additional financing when needed would have a material adverse effect on us, including possibly requiring us to significantly curtail or possibly cease our operations. In addition, any future equity financing may involve substantial dilution to our existing shareholders.

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

Item 2.            Unregistered Sales of Equity Securities

In March and April of 2007 we completed a private placement (the "Private Placement") by the Company of promissory notes for $2,190,000 (the "Notes") and securities ("Equity Consideration Certificates"). The Notes have a interest rate of 10% per annum payable quarterly commencing May 31, 2007 and due on the earlier of: (i) September 30, 2007 or (ii) the third business day following the completion of an underwritten public offering or a private placement by the Company resulting in gross proceeds of $5 million or more (the "Qualified Offering"). Repayment of the Notes will be secured by a lien on all tangible and intangible assets of the Company and each of its subsidiaries to be evidenced by a security agreement and a security and pledge agreement from the Company for 100% of the stock in each of its subsidiaries. Each Purchaser also received an Equity Consideration Certificate in an amount equal to such purchaser's Note. The Equity Consideration Certificate will entitle the purchaser to receive either "Primary Equity Consideration" or "Alternate Equity Consideration". The "Primary Equity Consideration" consists of the identical securities that the Company will sell in its next Qualified Offering. The number of such securities to be received by each purchaser shall be the result obtained by dividing 100% of the original principal amount of the Note purchased by such purchaser in this offering by the price of the security, or package of securities, sold by the Company in the Qualified Offering. The Equity Consideration shall be delivered to the purchaser (or its transferee or assignee) within three business days following the closing of the Qualified Offering. The "Alternate Equity Consideration" consist of that number of shares of common stock of the Company that equal the principal amount of the Notes divided by $0.40 plus an equal number of non-callable warrants exercisable at $0.50 per share for a period of seven years from such issuance, which will have a cashless exercise feature if, at any time after one year from the first closing of the Private Placement, the underlying shares of common stock are not covered by an effective registration statement with a current prospectus available. The Alternate Equity Consideration will be issued to the Purchasers on the first business day following the later of September 30, 2007 or an extended maturity date, if a Qualified Offering shall not have occurred by such date. The Notes were sold to the purchasers who purchased as "accredited investors" as that term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended. Pursuant to an agreement (the "Financing Agreement") dated for reference March 5, 2007 among the Company and Paulson Investment Company, Inc. and High Capital Funding, LLC (together, the "Placement Agents"), as amended, the Placement Agents acted as agents of the Company for the Private Placement.

On June 5, 2007 the Company received $80,000 and will issue 200,000 common shares pursuant to a private placement of common shares at $0.40 per share to an offshore purchaser.

Also on June 5, 2007, we issued an aggregate of 14,285,716 units (as previously defined, each a "Unit") at a price of $0.35 per Unit for total gross proceeds of $5,000,000 in a private placement (as previously defined, the "Private Placement Offering"), with each Unit being comprised of one share of common stock and one non-transferable share purchase warrant (as previously defined, each a "Warrant") of the Company, and with each Warrant entitling the holder to purchase one additional share of common stock of the Company at an exercise price of $0.50 per share from the date of issuance to the date of expiry on June 5, 2009. The 14,285,716 Units were sold to purchasers who were offshore pursuant to Regulation S under the United States Securities Act of 1933, a amended (the "Securities Act").

As the Private Placement Offering constituted a Qualified Offering, on June 5, 2007, we also issued an aggregate of 6,257,118 Units to the lenders under the Financing on the same terms and conditions as the Private Placement Offering for no additional consideration.

On July 16, 2007, we entered into an agreement with Elite Financial Communications Group, LLC ("Elite") to manage all aspects of our investor and media relations program (the "Elite Agreement"). Pursuant to the Elite Agreement, an aggregate of 300,000 non-transferable common stock purchase warrants (each a "Warrant") to purchase up to an equivalent number of common shares of Power Air (each a "Warrant Share") has been issued to Elite in the following manner and with the following exercise and vesting terms as set forth in the Agreement: (a) an initial 150,000 of the Warrants (the "Initial Warrants") on July 16, 2007, with each such Initial Warrant being exercisable for one Warrant Share of Power Air for the period commencing on July 16, 2007 and expiring at 5:00 p.m. (Livermore, California, time) on the date which is two years from the effective date of Power Air's proposed registration statement, if any, pursuant to which the Warrant Shares underlying the Initial Warrants are to be proposed for registration under the United States Securities Act of 1933, as amended (the "Securities Act"; and such time period, the "Warrant Exercise Period"), at an exercise price of $0.45 per Warrant Share during the Warrant Exercise Period; and (b) the final 150,000 of the Warrants (the "Final Warrants") will be issued to Elite and vest on the 181st day following July 16, 2007 with each such Final Warrant then being exercisable for one Warrant Share of Power Air during the same Warrant Exercise Period at an exercise price of $0.60 per Warrant Share. Power Air also agreed to issue to Elite piggyback registration rights for the common shares underlying the warrants, whereby these shares will be registered for resale by Elite on the first applicable registration statement filed by Power Air with the Securities and Exchange Commission. The term of the Warrants expire 24 months from the date the registration statement registering the shares underlying the Warrants is deemed effective. This issuance of the Warrants was completed on a private placement basis pursuant to the terms of the Agreement by Power Air to Elite as an "accredited investor" as that term is defined in Rule 501(a) of Regulation D under the Securities Act.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the nine months ended June 30, 2007.

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

10.8	Form of the Subscription Agreement between the Company and each of the purchasers for the Note and the Equity Consideration Certificates.(6)
10.9	Form of the $0.35 Unit Private Placement Subscription Agreement between the Company and each of the purchasers of the Units under the Private Placement Offering.(7)
10.10	Form of the Non-U.S. Share Purchase Warrant Certificate utilized with the Private Placement Offering. (7)
10.11	Service Agreement dated July 16, 2007 between the Company and Elite Financial Communications Group, LLC regarding the Company's investor and media relations program.(8)
21.1	Subsidiaries of the Company: Power Air Tech, Inc. (Delaware) (100%) Power Air (Canada) Corp. (British Columbia) (50%)
31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 21, 2007.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 21, 2007.

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

(7)   Previously filed with the SEC as an exhibit to our Form 8-K as originally filed with the SEC on June 5, 2007.

(8)   Previously filed with the SEC as an exhibit to our Form 8-K as originally filed with the SEC on July 16, 2007.

__________

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER AIR CORPORATION

Per:

/s/ Remy Kozak
Remy Kozak
President and Chief Executive Officer

Date: August 10, 2007.

__________