Form 10KSB
period 2007-09-30
POWER AIR CORP
filed 2008-01-15
CIK 1310261

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-KSB
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007
☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________ Commission file number 000-51256
POWER AIR CORPORATION _____________________________________________________________________________________________________ (Name of small business issuer in its charter)
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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the average bid and asked price of such common stock on January 14, 2008 was $7,404,278.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 66,453,675 shares of common stock as of January 14, 2008.

Transitional Small Business Disclosure Format (check one).      Yes  ☐        No  ☒

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

We have determined to focus our initial development efforts on the design and development of one ZAFC product that we envision would be manufactured and marketed by an OEM. This initial ZAFC product will be a small, pocket-sized ZPAC that will allow end-users to recharge their portable electronics devices (cell phones, PDAs, etc.) anywhere, anytime. In parallel, we will develop a ZAFC based portable emergency generator designed for back-up or emergency use in homes and small businesses. We have developed prototypes of both of these products using our ZAFC technology. In order to complete development of a commercial products, we will have to complete the following phases of development:

  completion of the design, manufacture and testing of engineering prototypes;

  completion of the design, manufacture and testing of manufacturing prototypes; and

  pilot production of commercial products.

We anticipate that our working capital at September 30, 2007 together with a planned equity financing in early 2008 of a minimum of $2 million will be sufficient to enable us to complete the design, manufacture and testing of engineering prototypes and the design of a manufacturing prototype for the ZPAC. Our ability to complete the certification and pilot production of commercial ZPAC products will require that we obtain additional financing of a further $5 million before September 30, 2008.

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

Our ZAFC Technology Solution

We believe that fuel cells incorporating our ZAFC technology offer the opportunity to deliver a fuel cell solution without the limitations of commercial products powered by conventional PEM fuel cells. We believe that our ZAFC technology offers the ability to develop and manufacture a fuel cell that has lower manufacturing and operating costs than conventional PEM fuel cells and that uses inexpensive, abundant and non-volatile zinc as its fuel, rather than hydrogen which is volatile and is difficult to distribute and store. Accordingly, our business objective is to develop ZAFC fuel cells that we will target for those segments of the power generation market that we believe will be most ready to accept a ZAFC fuel cell as an acceptable alternative to conventional sources of power. Based on our initial mapping of market opportunities, two markets show an immediate need that can be addressed in the near to medium term:

  Mobile electronic devices are an emerging $6.5 Billion application opportunity for fuel cells. As devices increase in functionality, the larger screens, faster processors and extended RAM all require more power. This applies to cell phones, smart phones, laptop PCs and almost every portable device. For the more than 50 Million mobile workers in the US, these energy hungry devices have become mission critical and running out of power is not an option.

  Power outages are becoming more and more frequent and widespread. Too often we are witnessing apartment and home occupants inconvenienced and in fact put into dangerous situations due to power outages caused by storms and technical failures. Residents are forced to cope with no lights, no heat, no information, spoiled food, and no working appliances for hours, days or even weeks at a time. Back-up generators are the current solution, but these generators cannot be used indoors, are noisy and polluting, heavy and messy. No back-up solution is offered whatsoever for apartment residents unless the whole building is backed up with a large diesel or natural gas generator.

Anticipated Markets for Fuel Cells

Fuel cells have not yet reached the stage where they have achieved widespread commercial adoption. As such, we believe that the market for fuel cells is in its early stages and is still developing. Based on industry experience to date, we believe that the markets for fuel cell based products will evolve as follows:

Learning from the experience of other fuel cell manufacturers, particularly PEM fuel cell based companies where prototypes have been tested in a variety of applications, PAC believes that the markets will evolve as follows:

First-to-Market

Occasional use products, such as generator and battery substitutes for industrial, residential, and personal back-up power solutions, with low operating lifetime requirements:

    Emergency and portable power packs

    Emergency generators for residential and small business

    Uninterruptible Power Supply ("UPS") back-up (PC's, Servers, Data Centres)

    Telecom, Utility, Cable TV and Commercial Building back-up

Next-to-Market

Intermittent use products, such as longer running generators and light mobility vehicles, requiring longer operating life (ie: 10,000 hours and over) and on-board fuel storage and re-fuelling logistics:

    Alternate Power Units ("APUs") that power non-drive train functions for trucks, boats, RV's, and Military vehicles.

    Seasonal (ie: cabins, cottages) and special events power supply units.

    Light mobility fleet units such as forklifts, golf carts, scooters, airport ground support vehicles, military vehicles, small hybrid vehicles.

Last-to-Market

Continuous use products, requiring operating lifetimes to 40,000 hours and fuel infrastructure support in place:

    Co-Generation - residential or commercial heating and electricity supply using the existing natural gas (or other) infrastructure and reformers.

    Grid replacement and "peaker" products.

    Automobiles

    Large and Heavy Vehicles - e.g. Buses

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

LLNL scientists and engineers achieved significant breakthroughs in the design of the ZAFC which were subsequently patented and now exclusively licensed to PAC. The current, self-feeding design incorporates a hopper from which the zinc pellets, less than 1mm in size, feed through a restricted opening into a wedge shaped cell to react with the flowing electrolyte during operation. The size of the lightweight fuel cell stack determines power (measured in kilowatts); and the electrolyte reserve tank (together with the amount of zinc in the hopper) determines, the total energy capacity (measured in kilowatt-hours) and operational cycle of the device.

The ZAFC Stack

The zinc-air fuel cell is constructed in a modular form of unit cells known as a ZAFC stack. The ZAFC stack forms the base platform component of our planned products. The ZAFC stack incorporates individual unit cells into a stack of fuel cells in a configuration that will enable us to specifically design, engineer, package and brand a range of products that can be targeted at a range of applications suitable for the customers' requirements. By designing and incorporating ZAFC stacks into our products, we will be able to provide customized power/energy requirements.

The ZAFC stack is constructed in a modular form of unit cells, each of which is made up of a hopper, a self-feeding galvanic cell with air and refuelling ports. The hoppers in each cell act as buffers to protect the air electrodes during refuelling and handling. The cells are joined or moulded together in a fuel stack module that is connected to an electrolyte storage tank that contains the electrolyte and discharge products. Each cell contains a lightweight plastic frame, a current collector/mesh, and a paper-thin air electrode. The plastic frame extends upwards to create a hopper which can hold additional zinc pellets that are fed into the cell as the zinc is used up in the cell. The lightweight cells generate the power from the ZAFC stack. The size of the lightweight fuel cell stack determines power (measured in kilowatts); and the electrolyte reserve tank (together with the amount of zinc in the hopper) determines, the total energy capacity (measured in kilowatt-hours) and operational cycle of the device.

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

The ZPAC Cells

The Zinc Air Power PAC (ZPAC) cell forms the base platform component of the small scale portfolio of PAC products, which will be specifically designed, engineered, packaged and branded in a range of applications suitable for the electronic mobile and portable device requirements. For selected applications, the lightweight cells will provide the power/energy requirements (measured in watts) and the total energy capacity (measured in watt-hours).

The ZPAC cell leverages the high energy density of Zinc and robustness of the larger format Air Cathode used in the ZAFC to allow for higher powered yet simple designs and construction. The result is a product that can be lower cost and/or higher energy than the best Lithium-based primary batteries and is easily configurable to meet the minimal space requirements of users. In the case of a ZPAC cell, zinc pellets may be replaced by a fine zinc powder which, together with a gelled form of electrolyte, forms a paste. The configuration of the current collector also changes.

In operation, the air cathode side of the device is simply exposed to air (similar to zinc air button cells used in hearing aids), allowing for the immediate production of electricity. A charge-pump (low cost DC-DC converter) allows a single 1V cell to step up to 5V or even higher.

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

Current State of Development

The following development of the technology and product concepts for ZAFC and ZPAC has been completed to date:

Phase	Description	Development Work Completed by:	Dates Work Completed
0	Initial Development of Zinc Air unit	LLNL, the Department of Energy and the International Lead Zinc Research Organization	1995
1	Patenting of cell design	LLNL	1995 and 1996
2	Experimentation with various air cathodes and sealants	LLNL and PAT	1998
3	Completion of multi-cell ZAFC unit for demonstration	LLNL and PAT	2000
4	Proof of Power Curve - successful testing of ZAFC	LLNL, PAT and Argonne National Laboratories	2001
5	Product Concept ZAFC-based Emergency Backup Generator ZPAC-based Portable Power Pack	Power Air Corporation	Q3/2006 Q3/2007
6	Program Concept ZAFC-based Emergency Backup Generator ZPAC-based Portable Power Pack		Ongoing Q4/2007

As a result of the completion of this development work, we have developed and configured initial prototypes based on individual ZPAC cells and ZAFC cell stacks with an electrolyte storage tank to form a six-cell or twelve-cell basic unit. We have established in principal that a single ZPAC cell can be configured with off-the-shelf electronics to provide 5V output at up to 2 W and with a 40 Wh capacity. In addition, stacks of six or twelve full-size ZAFC cells can be linked together (or scaled) to provide the desired power and energy capacity for a particular application. We have not experienced any adverse chemical or electrical side-effects as a result of combining fuel cells into stacks, however we plan to continue testing and monitoring of these issues as we proceed with further development

Plan of Operations

Smaller and shorter run-time products are, in general, easier to bring to market provided that miniaturization is not required. As such, PAC will focus on delivering products to the growing Emergency Mobile Power markets first. All products will require a rigorous prototyping, testing and certification process before final tooling for manufacturing can be completed. At the same time, once product specifications are finalized and can be demonstrated, it is reasonable to begin building an order book.

ZPAC - Project "Zorro"

Under an internally separate project (internally-named "Zorro") two versions of the Emergency ZPAC, one for mobile devices and one for laptops, will be developed. Both products are being designed as packages with protective casing, connectors for the device (mobile or laptop) being charged, electronics to meet the minimum voltage requirements of the device, and any other customizable parts.

The unit will be activated by the presence of oxygen and can be stored by stopping oxygen from reaching the air cathode.

We plan to complete the following development work in order to achieve this objective:

Phase	Description of Development Phase	Description of Development Work	Planned Timing
7	Engineering Prototype	With input of OEM and Channel partners, we plan to complete the design, manufacture and testing of an engineering prototype based on our ZPAC design	January 2008
8	Engineering Verification	This phase will consist of further construction and field testing of engineering prototypes	March 2008
9	Manufacturing Prototype	With input from a manufacturing partner, we plan to design a commercial product with product design freeze and quality plan	May 2008
10	Manufacturing Verification	This phase will consist of the construction and beta testing of manufacturing prototypes and completion of plan for launching the product into the market-place including product certifications	September 2008
11	Pilot Production	This phase will consist of manufacturing pilot units of the product for shipping to channels and confirmation that our initial required cost and quality targets have been met	Fourth quarter of 2008

The above timetable is an estimate prepared by PAC management based on our plans and objectives as they presently exist, and there are a number of contingencies that could cause our timetable not to be met.

ZAFC Portable Emergency Generator

In parallel to the commercialization of ZPAC products, we will continue to focus technology resources on the development of our core ZAFC product. We envision ZAFC products would be manufactured and marketed by an original equipment manufacturer under agreement with us. Our initial ZAFC product will initially be targeted to OEMs delivering power solutions to the business and residential backup and emergency power segment.

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

We plan to complete the matching of engineering requirements and performance on key areas including electrolyte capacity and air cathode life - in parallel market opportunities will less stringent requirements will be evaluated and pursued if attractive;

Fourth quarter of 2008

Phase	Description of Development Phase	Description of Development Work	Planned Timing
7	Engineering Prototype	With input of an OEM, we plan to complete the design, manufacture and testing of an engineering prototype incorporating our ZAFC fuel cell technology	Mid-2009
8	Engineering Verification	This phase will consist of further construction and field testing of engineering prototypes	2009
9	Manufacturing Prototype	With input from a manufacturing partner, we plan to design a commercial product with product design freeze and quality plan	2010
10	Manufacturing Verification	This phase will consist of the construction and beta testing of manufacturing prototypes and completion of plan for launching the product into the market-place	2010
11	Pilot Production	This phase will consist of manufacturing pilot units of the product and confirmation that our initial required cost and quality targets have been met	2010

The above timetable is an estimate prepared by company management based on our plans and objectives as they presently exist, and there are a number of contingencies that could cause our timetable not to be met.

It should be noted that certain core technology development projects will be conducted in parallel with the core ZAFC stack commercialization to ensure the ongoing development of intellectual property, reduce the reliance on third party suppliers for key components, and extend the potential applications for ZAFC technology. One such project that has been identified is the "Zinc Air Cathode" project. The output of such projects may be 2 to 3 years in the future but will open up additional market sectors through extended lifetime and lower costs. In all cases, direct spending by the Company on such projects will be minimized through the use of government grants, tax incentives and co-development.

Zinc Air Cathodes

Historically, Air Cathodes for all of PAC's development have been sourced from various third party vendors . The Air Cathode is a critical component in terms of performance, reliability and cost of any Zinc Air system. To date, PAC has found at least two vendors whose initial performance and projected costs meet target specifications. Concerns arise when looking at end-of-life and lifetime requirements, and being dependent on third parties for supply of a critical component of our end-user products. It is therefore seen as strategic to invest in the design of an Air Cathode specifically suited to PAC's Zinc Air environment. In addition, this Air Cathode would be a product unto itself, giving PAC Intellectual Property protection and an additional revenue stream - through licensing or product sales.

As such, PAC has established an Air Cathode development project in collaboration with the National Research Council's Institute for Fuel Cell Innovation in Vancouver. The two year project will be partially subsidized by the NRC, the Industrial Research Assistance Program (IRAP) and Scientific Research & Experimental Development tax credits. It will deliver a specialized electrode design (catalyst and support structure) that meets all of target product specs for Portable Emergency and UPS & Telecoms backup and also represents "patentable" Intellectual Property ("IP"). The project will also attempt to incorporate recent advances by National Laboratory partners in development of a reversible air cathode technology. Ideally both a lower cost, better performing, and longer lifetime primary Air Cathode and a revolutionary secondary Air Cathode would result.

The NRC Air Cathode project will not deliver a final result for at least 24 months and these outputs will still require 9 to 12 months of production design, test, and implementation before being ready for commercialization. As a result, production of prototypes (and the less demanding Emergency ZPAC's) will continue using Air Cathodes from existing suppliers.

Subsequent Product Development

Assuming successful implementation of the 1.25 and 2.5 kW Portable Emergency Generator units, work will begin on a parallel path to develop UPS & Telecoms as well and Small Fleet products, as per OEM specifications/requirements.

In addition, work on the rechargeable versions of the ZPAC's will be undertaken in parallel with the Portable Emergency generator assuming the Air Cathode project is able to deliver the necessary performance in a reversible configuration.

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

Prototyping and Testing

As we update the ZAFC design and complete our development work, we anticipate that many of the core components and materials will change. Each variation will require extensive single-cell and unit testing as well as forensic work. While it is reasonable to acquire some test and lab apparatus (load banks, etc.), we believe that many of the environmental tests may be more cost effectively undertaken in conjunctions with a third party. This is another of the reasons we have established a presence at the NRC's Institute for Fuel Cell Innovation facility in Vancouver, Canada.

Manufacturing

We anticipate that manufacturing of any commercial products incorporating our core ZAFC stack technology will be undertaken by an OEM under agreement with us. At the same time, design of the products, especially design of the core ZAFC stack for the manufacturing prototype, will require extensive input from not only experienced designers and engineers, but also from experienced production staff. On September 27, 2006 the Company entered into a four phase Development and Pre-Manufacturing Agreement (the "Mid States Agreement") with Mid States Tool and Machine Inc. of Decatur, Indiana ("Mid States"). Mid States is an established plastics tooling and machining company that has advanced computer aided design and manufacturing capability to allow for the easy iteration of designs during the prototyping phase. Pursuant to the Mid States Agreement, Mid States will re-design, cost-reduce, tool and manufacture the ZAFC. The Company is in the process of renegotiating the time-lines and deliverables for the Mid-States Agreement to include ZPAC cells. It is still intended that Mid States will be the Company's contract manufacturer for the initial ZPAC and ZAFC cells for use in the Company's first commercial products in North America.

Development, Engineering and Testing Facilities

Our primary facility is located in Livermore, California within close proximity of the LLNL laboratories. This facility accommodates personnel required to implement the application designs, development, and commercialization phases of the ZAFC system. We plan to carry out the majority of our development and engineering work at our Livermore facility.

National Research Council of Canada's Institute for Fuel Cell Innovation

PAC has also established a Canadian subsidiary, Power Air (Canada) Corporation. On March 31, 2007 our Canadian subsidiary extended a premises lease for office and laboratory space at the National Research Council of Canada's Institute for Fuel Cell Innovation (NRC-IFCI) in Vancouver, British Columbia, Canada. The NRC-IFCI is widely considered to have the world's most advanced cluster of companies and organizations focused on fuel cell technologies. The lease expires on March 31, 2008 and the rent is CAD$2,165 per month. We believe that our presence at the NRC will provide us with the opportunity to interact with other leading companies and leverage both NRC resources (for testing and project development) and the vast pool of local talent to reduce cost and time to market.

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

We plan to focus on delivering ZPAC and ZAFC based products and systems to the market in collaboration with OEMs. Our plan is to identify and enter into strategic relationships with OEMs that are interested in pursuing the commercialization of products incorporating our ZAFC technology. Partnering with OEMs is expected to reduce the time required to commercialize our technology as it offers the ability to:

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

For the ZPAC products, we will look to OEMs for packaging, end-user testing and certification expertise. For the more complex ZAFC products, we plan to support the OEM systems integration, product development, codes and standards, testing, and siting activities and participate with OEMs in end-user field trials.

We also plan to continue developing strategic relationships with a fuel solution business partner, and to collaborate with this partner to implement a fuel supply, distribution, siting, re-fueling logistics, and re-cycling business model.

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

We have been granted one provisional patent and have identified several additional patentable designs in the course of developing our core ZPAC and ZAFC technology, and are in the process of filing additional patent applications, but there can be no assurance that any of these patents will be issued or that patents will not be challenged.

Government Approvals

One of our objectives will be to establish relationships with relevant regulators, government and industry agencies in regard to the endorsement of our technology and products. In particular, we plan to seek to align our technology and products in order to qualify for grants and assistance programs directed at end-users wishing to adopt clean power alternatives.

Government Regulation

If we are to introduce products incorporating our ZPAC and ZAFC designs into the marketplace, we will have to obtain Underwriters Laboratory and/or CSA International certifications for North America, and CE certifications for Europe prior to being able ship or install any product. Accordingly, we plan to design all products that we develop so that they will be able to pass all major certifications (North America, Europe, Asia) with the same design. The expense associated with this government regulatory compliance will be incorporated into the costs for the design and development of our products.

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

Competition

The Company faces competition from a number of companies some of which are larger and have greater resources than PAC. The Company's competitors in the fuel cell industry include, among others, Fuel Cell Energy, Inc., Electric Fuel Corporation, and PowerZinc Corporation. In addition, the Company will be attempting to displace established technology such as alkaline, lithium and lead-acid batteries and internal combustion engines in many of the markets it enters, which have many companies that are established in these markets with greater resources than the Company. See "Risk Factors".

ZPAC Portable Power Pack Competition

Unlike generator (which are dominated by fossil fuels including gasoline and diesel) within the battery sector, there are a number of alternative chemistries - including Zinc Air. Zinc-Air has some significant advantages over the nearest competitors in terms of Energy/Volume and Energy/Weight - this extends to cost since Lithium is scarce and therefore more expensive. It should be noted that Zinc Air does not currently work well in a Secondary configuration.
Cell Type	Capacity at 1A (Ah)	Grav.Cap. (Ah/kg)	Vol. Cap (Ah/L)	$ / cell (Best Buy)	No. Cells for 40 Ah	Volume (cm3)	Mass (g)	Retail Price ($)
ZPAC (80% U)	(40)	(221)	(837)	-	(1)	96	190	$20 est.
Max Alkaline	1	43	123	0.69	40	325	920	27.20
e2 Titanium Alkaline	1.5	65	185	1.12	27	216	613	30.00
e2 Lithium (Primary)	3	207	375	2.50	13.3 (14)	107 (113)	194 (209)	33.33 (35.00)
2.3 Ah NiMH	2.2	73	265	3.25	14.6 (15)	120 (123)	435 (444)	47.25 (48.75)

ZAFC Emergency Generator Competition

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

To compete against higher end fossil fuel portable generators, at an average of about $600 per kW, we believe a "Green" OEM alternative needs to deliver 1500+ hours of lifetime, 4 to 6 hours run-time at full load, and an end user price of:

  Introduction:                                    $1000 - $1200 per kW

  Market Penetration:                         $800 - $1000 per kW

  Mass Market:                                   $600 - $800 per kW

Employees

We currently have 16 full-time employees and 3 part-time employees.

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

If we are unable to develop any commercially viable zinc air based products that can be marketed and sold, then we may not be able to achieve revenues and our business may fail.

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

Notwithstanding the recent completion by us of our private placement financings, we will need to obtain additional financing in order to pursue our business plan. As of September 30, 2007, we had cash on hand of $2,260,326 and working capital of $2,238,964. Our business plan calls for significant expenses in connection with the development of our ZAFC technology and new ZPAC product. Our capital requirements have been and will continue to be significant. We will be dependant on future financing to fund our research and development as well as other working capital requirements. We estimate that our current working capital will support our activities for no more than five months. After that time we will need additional financing. We are currently in discussions with financial institutions in the United States for an equity financing of a $1-2 million which is anticipated to close by the end of March 2007. However, there can be no assurance that such financing will be forthcoming or that it will result in sufficient capital for us to meet our current and expected working capital needs. It is not anticipated that any of our officers, directors or current shareholders will provide any significant portion of our future financing requirements. Furthermore, in the event that our plans change, our assumptions change or prove inaccurate, or our capital resources prove to be insufficient to fund operations, we could be required to seek additional financing sooner than currently anticipated, or in greater amounts than is currently anticipated. Any inability to obtain additional financing when needed would have a material adverse effect on us, including possibly requiring us to significantly curtail or possibly cease our operations. In addition, any future equity financing may involve substantial dilution to our existing shareholders.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our audited financial statements for the period from inception to September 30, 2007 have been prepared assuming that we will continue as a going concern. We have incurred operating losses totalling $18,123,610 since inception and, as a result, our auditors have expressed substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have never earned revenues and we have never been profitable. Prior to completing the commercialization of our ZAFC technology and ZPAC products, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. If we are unable to generate significant revenues from the commercialization of our technology, our business will likely fail and you will lose your entire investment.

We have no commercialization or strategic funding agreements in place.

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

Our success depends in large part on our ability to attract and retain key management, engineering, scientific, manufacturing and operating personnel. As we develop additional manufacturing capabilities and expand the scope of our operations, we will require more skilled personnel. Recruiting personnel for the fuel cell product industry is highly competitive. We cannot guarantee that we will be able to continue to attract and retain qualified executive, managerial and technical personnel needed for our business. Our failure to attract or retain qualified personnel could delay or result in our inability to complete our business plan for the commercialization of our ZAFC fuel cell technology and our ZPAC products.

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

Because our business operations are only two years old, we may not be able to effectively manage the demands required of a new business in our industry.

We have never earned revenues and we have never been profitable. There can be no assurance that we will effectively execute our business plan or manage any growth of our business, or that our future operating and financial forecast will be met. Future development and operating results will depend on many factors, including access to adequate capital, the completion and regulatory approval of marketable products, the demand for our products, the level of product and price competition, our success in setting up and expanding distribution channels and whether we can control costs. Many of these factors are beyond our control. In addition, our future prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a new business in its industry, which is characterized by intense competition, rapid technological change, highly litigious competitors, potential product liability and significant regulation. If we are unable to address these matters, or any of them, then we may not be able to successfully implement our business plan for the commercialization of our ZAFC fuel cell technology and development of ZPAC products or achieve revenues or profitability.

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

Even if we are able to successfully develop products incorporating our ZAFC fuel cell technology or ZPAC design, our inability to successfully manufacture these products, either ourselves or through OEM's with whom we may enter into strategic relationships, would result in our inability to commercialize our technology and achieve revenues .

To successfully commercialize our ZAFC fuel cell technology and ZPAC products, we must develop, either ourselves or through OEM's with whom we may enter into strategic relationships, the ability to manufacture our products in quantities in compliance with regulatory requirements and at an acceptable cost. We have no long-term experience in manufacturing products and could experience difficulties in development or manufacturing that could impair our ability to successfully commercialize products incorporating our ZAFC fuel cell technology or based on our ZPAC design. Moreover, there can be no assurance that we or OEM's with whom we enter into strategic relationships will be successful in scaling up manufacturing operations sufficient to produce our products in sufficient volume and at acceptable manufacturing costs to generate market acceptance.

A mass market for our products may never develop or may take longer to develop than we anticipate.

Our zinc air products target emerging markets, and we do not know whether end-users will want to use them. The development of a mass market for our zinc air products may be affected by many factors, some of which are beyond our control, including the emergence of newer, more competitive technologies and products, the future cost of fuels used by our systems, regulatory requirements, consumer perceptions of the safety of our products and related fuels, and consumer reluctance to buy a new product, any of which could have a material adverse effect on our business, results of operations, financial condition and cash flows. In the event that consumers do not demand our products or if the market for our products develops slower than we anticipate, then our ability to achieve significant revenues and profitability will be impaired or delayed.

We currently face and will continue to face significant competition.

As zinc air products have the potential to replace existing power products, competition for our products will come from current power technologies, from improvements to current power technologies and from new alternative power technologies, including other types of fuel cells. Each of our target markets is currently serviced by existing manufacturers with existing customers and suppliers. Additionally, there are competitors working on developing technologies such as other types of fuel cells, advanced batteries and hybrid battery/internal combustion engines in each of our targeted markets. The fuel cell product market is becoming more competitive with products from many companies, many of which are larger with greater financial resources. Many large competitors may also eventually dominate the marketplace with access to significantly more financing than our Company. Across the United States, Canada, Europe and Japan, corporations, national laboratories and universities are actively engaged in the development and manufacture of fuel cell products and components. Each of these competitors has the potential to capture market share in each of our target markets. If competitors are able to introduce competing products that are more readily accepted by consumers or cost less than the products incorporating our technology, then a significant consumer demand for our products may not develop and we may not be able to achieve significant revenues or profitability.

Because we are significantly smaller than the majority of our national competitors we may lack the financial resources needed to capture market share.

The market in which we intend to operate is dominated by several large firms with established products, and our success will be dependant upon acceptance of our products by the market as reliable, safe and cost-effective power solutions. It may be difficult or impossible for us to achieve such acceptance of our products in view of competitive market conditions. Many of our competitors have substantial financial resources, customer bases, manufacturing, marketing and sales capabilities, and businesses or other resources, which give them significant competitive advantages over us. Thus it is likely that they will be quicker to market than we will, with products that will compete with our products, should our products be successfully approved and commercialized. Moreover, even if we successfully bring our products to market ahead of our projected competitors, established competitors may be able to quickly bring products to market that would compete. In addition, the market is subject to constant introduction of new products and designs. Market acceptance of our products may be influenced by new products or technologies that come to market, which could render our products obsolete or prohibitively expensive. If we are unable to address these matters, or any of them, then our products may not be able to compete in the marketplace with products offered by competitors and we may not be able to achieve significant revenues or profitability.

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

We have established relationships with third party suppliers, upon whom we rely to provide materials and components for our products. A supplier's failure to supply materials or components in a timely manner, or to supply materials and components that meet our quality, quantity or cost requirements, or our inability to obtain substitute sources for these materials and components in a timely manner or on terms acceptable to us, could harm our ability to manufacture our products. To the extent that the processes which our suppliers use to manufacture the materials and components are proprietary, we may be unable to obtain comparable materials or components from alternative suppliers, and that could adversely affect our ability to produce viable fuel cell products at a reasonable price or significantly raise our cost of producing such products. In addition, zinc is a key component of our fuel cells. While we do not anticipate significant near or long term shortages in the supply of zinc, increases in the price of zinc could adversely affect our ability to produce commercially viable zinc air products, or significantly raise our cost of producing such products.

We anticipate that we will be dependent upon OEMs to purchase certain of our products.

To be commercially useful, most of our zinc air products must be integrated into products manufactured by OEMs. We can offer no guarantee that OEMs will manufacture appropriate products or, if they do manufacture such products, that they will choose to use our zinc air products. Any integration, design, manufacturing or marketing problems encountered by OEMs could materially adversely affect our ability to achieve commercialization of products incorporating our ZAFC fuel cell technology or ZPAC design.

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

Regulatory changes could hurt the market for products incorporating our zinc air technology.

Changes in existing government regulations and the emergence of new regulations with respect to zinc air or fuel cell products may hurt the market for our products. Environmental laws and regulations in the U.S. (particularly in California) and other countries have driven interest in fuel cell systems; and the deregulation of the electric utility industry in the U.S. and elsewhere has created market opportunities for fuel cell products in the portable, stationary, light mobility and transportation markets. We cannot guarantee that these laws and policies will not change. Changes in these laws and other laws and policies or the failure of these laws and policies to become more widespread could result in manufacturers abandoning their interest in fuel cell products or favouring alternative technologies. In addition, as products are introduced into our target markets, the U.S. and other governments may impose burdensome requirements and restrictions on the use of fuel cells or zinc air technology that could reduce or eliminate demand for some or all of our products. Accordingly, changes in government regulation could reduce demand for products incorporating our zinc air technology.

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

Four of our seven directors and two of our three senior officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

Four of our seven directors and two of our three senior officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on our directors or officers, or enforce within the United States or Canada any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them. In addition, investors may not be able to commence an action in a Canadian court predicated upon the civil liability provisions of the securities laws of the United States. The foregoing risks also apply to those experts identified in this annual report that are not residents of the United States.

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

Item 2.        Description of Property.

On October 17, 2005, the Company entered into a long-term office and laboratory premises lease in Livermore, California. The term is for 30 months expiring October 31, 2008. The monthly base rent effective November 1, 2006 was $7,000 per month and effective November 1, 2007 will be $7,933 per month and the estimated monthly operating charge is $2,050 per month. On July 23, 2007 the Company entered into a long-term laboratory premises lease adjacent to the premises above. The term is for 36 months expiring July 31, 2010. The monthly base rent is $4,518 per month and the estimated monthly operating charge is $1,100. Effective August 1, 2008 the base rent is $4,800 per month and effective August 1, 2009 the base rent is $5,083 per month. On January 20, 2006 the Company entered into a long-term housing lease in Pleasanton, California. The term is for 24 months expiring January 31, 2008. The monthly rent is $2,595. On March 30, 2007 the Company entered into a short-term premises lease at the National Research Council in Vancouver, Canada. This lease expires March 31, 2008. The monthly rent is CND$2,165 per month.

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

Quarter Ended	High Bid	Low Bid
September 30, 2007	$0.36	$0.22
June 30, 2007	$0.49	$0.27
March 31, 2007	$0.68	$0.34

Quarter Ended	High Bid	Low Bid
December 31, 2006	$0.93	$0.58
September 30, 2006	$1.70	$0.60
June 30, 2006	$2.50	$1.01
March 31, 2006	$2.48	$0.70
December 31, 2005	$1.17	$0.60
September 30, 2005	$0.95	$0.21
June 30, 2005	No trades	No trades

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

Compensation Plans

The following table sets forth information relating to the grant of stock options under our equity compensation plans:
Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan
(a) Equity Compensation Plans approved by shareholders
None	N/A	N/A	N/A
(b) Equity Compensation Plans not approved by shareholders 2006 Incentive Option Plan	3,115,000	0.62	4,885,000
Total	3,115,000	0.62	4,885,000

Recent Sales of Unregistered Securities

Information relating to securities sold by the Company during the period covered by this annual report has been disclosed in Quarterly Reports on Form 10-QSB or Current Reports on Form 8-K previously filed by the Company with the SEC.

Item 6.        Management's Discussion and Analysis or Plan of Operation.

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with our audited consolidated financial statements as at and for the two years ended September 30, 2007 and the section entitled "Description of Business" included in this annual report. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under "Description of Business - Risk Factors" and elsewhere in this annual report.

Results of Operations

Year Ended September 30, 2007 Compared to the Year Ended September 30, 2006

The following table sets out our consolidated loss during the year ended September 30, 2007, and 2006, respectively:

	Year Ended Sept. 30, 2007	Year Ended Sept. 30, 2006

Revenue	$ --	$ --
Operating Expenses
Depreciation	47,209	18,199
Development and engineering	1,315,560	771,807
General and administration	1,444,277	2,934,944
License fees	102,830	95,990
Marketing and selling	647,611	687,089
Interest & Financing Fees	3,327,415	--
Loss from Operations	(6,884,902)	(4,508,029)
Net Loss	(6,884,902)	(4,508,029)

We recorded a net loss of $6,884,902 for the year ended September 30, 2007 as compared to a net loss of $4,508,029 for the year ended September 30, 2006, an increase of $2,376,873. The increase in net loss was due to the charging to operations of interest & financing fees of $3,327,415 on a one-time financing basis, largely associated with common shares and warrants issued upon converting equity certificates attached to the bridge promissory notes and related commissions and legal costs. Stock based compensation expense reduced by $1,621,203 from $1,819,686 in 2006 to $198,483 in 2007. The other major increase in loss was due to an overall increase in development and engineering while maintaining the same level of activity in general and administration and sales and marketing. During the year ended September 30, 2007 the Company continued to hire key technical team members, developed the technology, and refined the go to market strategy with the addition of a new target product, completed financings of $5,080,000, and expanded the Company's operational facilities in Livermore, California.

General and administrative expenses totalled $1,444,277 for the year ended September 30, 2007 as compared to $2,934,944 for the year ended September 30, 2006, a decrease of $1,490,667. In 2006 the Company was in a start up stage and the majority of the reduction in expenses is attributed to the charging to operation the fair value of vested stock options granted to investor relations consultants totalling $1,160,786 and to directors and management personnel of $386,190. Aside from that charge, expenses remained comparable to 2006. Fees and salaries relating to the Company's consultants, directors and administrative and management employees totalled $335,125 in 2007 compared to $359,435 for 2006, a decrease of $24,310. Travel, meals and promotion was $113,930 for 2007 compared to $127,209 for 2006, a decrease of $13,279. Professional fees including legal, accounting, auditing and CFO fees were $367,248 for 2007 compared to $331,773 in 2006 an increase of $35,475. The increase in professional fees relate to the undertaking of more extensive patenting and trademark work in 2007 to better protect the Intellectual Property of the Company. The remaining $109,402 of general and administrative costs for 2007 was for telephone, rent, office, regulatory fees, mailing, printing and other costs, net of interest income of $36,068 and foreign exchange gain of $4,371, as compared to $9,388 in 2006.

Development and engineering expenses totalled $1,315,560 for 2007 as compared to $771,807 for 2006. Included in development and engineering expenses for 2007 are salaries of $726,352 compared to $408,546 for 2006, fair value of vested stock options granted of $42,986 compared to $127,584 for 2006, consulting fees of $112,399 compared to $35,015 for 2006, supplies and development costs of $251,258 for 2007 compared to $47,027 for 2006, travel costs of $60,142 for 2007 compared to $45,995 for 2006 and rent, telephone and overhead of $129,827 for 2007 compared to $100,000 for 2006.

Marketing and selling expenses totalled $647,611 for 2007 compared to $687,089 for 2006. Included in marketing and selling expenses for 2007 are salaries of $380,359 compared to $438,827 for 2006, fair value of stock options granted of $$90,217 as compared to $187,625 for 2006, advertising and promotional costs of $82,148 as compared to $11,945 for 2006, telephone, travel and automobile costs of $82,353 as compared to $20,259 for 2006.

Also included in net loss for 2007 are license fees of $102,830 as compared to $95,990 for 2006 relating to the annual license fee from LLNL. Ongoing license fees will be $100,000 per annum.

Included in interest and finance fees for 2007 are $28,047 for deferred finance fees paid for in 2006 but written off in 2007 due to a failed AIM listing and related financing; $17,792 for interest and bonus on a short-term related party bridge loan of $157,094; $42,710 for interest on promissory notes totalling $2,190,000 received in March and April 2007 and repaid June of 2007; $2,895,959 for the fair value of shares and warrants underlying equity certificates issued in conjunction with the $2,190,000 of promissory notes issued; $219,000 as an agents commission for sourcing the $2,190,000 of promissory notes; $122,608 of legal and consulting costs associated with the promissory notes.

Liquidity and Capital Resources

The following table sets forth our cash and working capital as of September 30, 2007 and 2006:
	As of September 30, 2007	As of September 30, 2006
Cash reserves	$2,260,326	$924,928
Working capital	$2,238,964	$917,177

We plan to spend approximately $5,590,000 over the next twelve months in carrying out our plan of operations including development, testing, engineering, capital expenditures, and building of initial pilot runs and inventory subject to the availability of additional financing. We anticipate that our working capital at December 31, 2007 together with a planned equity financing in early 2008 of a minimum of $2 million will be sufficient to enable us to complete the design, manufacture and testing of engineering prototypes and the design of a manufacturing prototype for the ZPAC. Our ability to complete the certification, pilot production and initial inventory build of commercial ZPAC products will require that we obtain additional financing of a further $3-5 million before September 30, 2008. The additional financing will be sufficient to enable us to continue our commercialization of the ZAFC technology but not to complete any products related to that technology.

The Company currently has no sources of revenue to provide incoming cash flows to sustain future operations. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to enter into OEM joint venture agreements, to raise additional equity financing and generate revenue, cash flow and attain profitable operations. There can be no assurance that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at September 30, 2007 the Company has had accumulated losses of $18,123,610 since inception with $2,260,326 cash on hand and $2,238,964 of working capital. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Operating Activities

Operating activities in 2007 used cash of $3,210,651 compared to $2,602,523 used in 2006 which reflect our recurring losses. More cash was spend in the area of development and engineering with all other expenses remaining at a constant level. Operating activities have primarily used cash as a result of the development and engineering of our technology, marketing and trade shows and administrative and fund raising activities.

Investing Activities

Investing activities used $176,634 in 2007 as compared to $185,284 in 2006. This cash was used for leasehold improvements to our expanded facility in Livermore, California and to purchase equipment for the development and testing facilities in Livermore, California and at the NRC in Vancouver, Canada.

Financing Activities

As we have had no revenues since inception, we have financed our operations primarily by using existing capital reserves, entering into settlements with debtors, obtaining debt financing and through private placements of our common shares. During the year ended September 30, 2007 we firstly used cash reserves of $924,928 on hand at September 30, 2006 and then received short-term bridge loans from related parties in the amount of $157,094 and then from promissory notes totalling $2,190,000. Out of these promissory notes the bridge loan of $157,094 was repaid with interest and a 10% bonus. These promissory notes also contained equity certificates convertible into shares and warrants. These equity certificates were valued at $2,895,959 and treated as a financing cost along with commissions and legal expenses totalling $341,608. On June 5, 2007 we raised, by way of a unit private placement, a total of $5,000,000 and issuing 14,285,714 units at $0.35 per unit. Each unit containing one common share and one common share purchase warrant to acquire an additional share at $0.50 per share expiring June 9, 2009. Also on June 5, 2007 we raised $80,000 and issued 200,000 common shares at $0.40 per common shares. Under the provisions of the equity certificates and related promissory notes the notes were repaid in full plus interest of $$42,710 and the equity certificates were converted into 6,257,143 common shares valued at $0.345 per common share and 6,257,143 common share purchase warrants to acquire one additional share at $0.50 per common share expiring June 9, 2007. The value of these shares and warrants and related costs all totalling $3,237,567 were charged to operations on June 5, 2007. During 2006 we raised $2,671,737 from the sale of our equity securities.

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

Variable Interest Entity

The Financial Accounting Standards Board ("FASB") finalized FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities-An Interpretation of ARB51" ("FIN46R") in December 2003. FIN46R expands the scope of ARB51 and can require consolidation of "variable interest entities" ("VIEs"). Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. On May 31, 2006 the Company's inactive Canadian subsidiary, Power Air (Canada) Corp. was 50% owned by a Canadian resident individual and 50% owned by the Company. On June 1, 2006 this subsidiary became active and Power Air (Canada) Corp. began conducting scientific research and experimental development activities in Canada and will apply for Canadian Scientific Research and Experimental Development tax credits. The Company funds 100% of the expenditures and is at risk for 100% of its losses and as a result is the party with the controlling financial interest and the primary beneficiary. Power Air (Canada) Corp. has no other financing other than amounts received from Power Air Corporation. As a result of the above, accumulated losses for the period from June 1, 2006 to September 30, 2007 of $1,033,303 has been included in the consolidated financial statements.

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

Item 7.        Financial Statements.

Our audited consolidated financial statements as at and for the years ended September 30, 2007 and 2006 are filed as part of this annual report beginning on page F-1 below, and are incorporated by reference in this Item 7.

Item 8.        Change in and Disagreements with Accountants on Accounting and Financial Disclosure.

We have had no disagreements with our principal independent accountant.

Item 8A.     Controls and Procedures.

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

Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal year or quarterly period that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B.     Other Information.

None.

PART III

Item 9.        Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Our directors and executive officers and their respective ages as of the date of this annual report are as follows:

Directors
Name of director	Age
H. Dean Haley	64
Stephen Harrison	51
William J. Potter	59
Paul D. Brock	43
Al Sylwester	51
Jahong Hur	37
Joon Soo Shin	57

Executive Officers
Name of Executive Officer	Age	Office Held
H. Dean Haley	64	Executive Chairman and Chief Operating Officer
Remy Kozak	42	President, Chief Executive Officer, Principal Executive Officer and Vice-President Corporate Development
Donald Ceci	56	Vice-President Sales and Marketing
Donald M. Prest	47	Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer

The following describes the business experience of each of our directors and executive officers, including other directorships held in reporting companies:

H. Dean Haley, Executive Chairman, Chief Operating Officer and a director

Mr. Haley has served as Executive Chairman, Chief Operating Officer and as a director of Power Air since September 2005. He is also the founder of the HDH Group, a technology acquisition and development company, based in New York, and has been the Chairman and CEO of Power Air Tech, Inc. since 1999. From 1995 through 1999, Mr. Haley served as a Division Vice President of Orange and Rockland Utilities, Inc. in New York. Prior executive postings included his serving as the founder and President of Compass Resources, Inc. from 1996 to 1999 and as a former executive with Bechtel from 1980 to 1995. Over a highly accomplished career spanning nearly three decades, Mr. Haley has focused on acquiring or developing new technologies and technology companies offering products and services to the power and energy industries.

Remy Kozak, President, Chief Executive Officer and Principal Executive Officer

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

Stephen Harrison, a director

Mr. Harrison became a director of the Company in September 2005 and currently serves as a member of the Audit Committee. With over 25 years of experience in the financial services, funds management and accounting fields, he was an Australian Director for Investec Funds Management, a subsidiary of one of the world's largest fund management and private investment banking groups, from 2000 to 2003, and was previously Chairman of the Australian Investment Committee for that group. In addition, he previously held the position of sole Australian Director for the Australian subsidiary of Sanford C. Bernstein, a large US-based fund manager, from 1998 to 2001. Mr. Harrison holds a number of directorships and senior management positions with companies based or operating in Australia.

JAHONG HUR, a director

One of Power Air's newest board members who was appointed in August 2007, Mr. Hur is the founder, President and Chief Executive Officer of H-Plus Eco Ltd., H-Plus ENG Ltd., H-Plus Bio Ltd. and H-Plus SGS Ltd. (the H-Plus Group), all based in South Korea. H-Plus Group, through its H-Plus Eco subsidiary, signed a letter of intent with Power Air in the Fall of 2006 to commercialize the Company's ZAFC technology in Asia; and in June of this year, Mr. Hur participated as an investor in a $5 million private placement of Power Air's common stock. Mr. Hur has developed business networks with refineries, engineering companies and motor companies in South Korea, such as GS Caltex, GS E&C and Hyundai/Kia Motors. His first business, H-Plus Eco Ltd., was established in 2000 to focus on soil remediation and environmental engineering. Since that time, he has expanded and diversified his business interest to special gas manufacturing and supply and alternative energy.

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

Paul D. Brock, a director

Mr. Brock has served a member of Power Air's board since September 2005. A co-founder and President of Fortune Partners, Inc., which was acquired by Power Air Corporation in September 2005, he currently serves as a partner in a boutique private equity firm based in Canada. Throughout his career, he has been primarily involved in business management, running start-ups, as well as both private and public small businesses, in the telecom and financial services industries, developing software and applied electronic technologies marketed around the world. He has been involved in business development in the UK, the Middle East, Asia, Latin America, as well as the US and Canada. Additionally, in 2004, Mr. Brock co-founded and held the position of President for Rochdale Mining Corp., a mineral exploration company. In 1988, he co-founded VendTek, serving as the Company's President from 1994 until he resigned in 2006. In 2002, he created VendTek China Systems Technologies (Beijing) Co., Ltd (China), a wholly owned subsidiary of VendTek and subsequently developed a strong business foundation in China. Mr. Brock is a graduate of the British Columbia Institute of Technology's Robotics and Automation Technology Program, a graduate of Simon Fraser University's Executive Management Development Program, and a member of the professional association of the Applied Science Technologists of BC.

Joon Soo Shin, a director

Appointed to Power Air's board in August 2007, Mr. Shin is the Chairman of the SOMO Group. He joined the South Korea-based company in 1979 as the Chief Planning Officer of the SOMO Group and became the CEO of Sungam Marine Transport Co., Ltd., a subsidiary of the Company, in 1982. In 1986, he became CEO of Donghwa Petroleum Co., Ltd., the predecessor of SOMO Petroleum which recently participated in Power Air's $5 million private placement. Mr. Shin has broad experience as a business executive in the energy sector. Prior to his appointment as Chairman of the SOMO Group in 1998, he served as CEO of all its subsidiaries. He also has extensive experience in the banking industry, having served as the Chairman of Sungam Mutual Credit Union and Hannam Investment Trust in the 1980s and 1990s. Over the past 20 years, he has been the President of the Rotary Club of Kwangjoo in South Korea and a special councillor of the Korean Chamber of Commerce & Industry. He holds a BCom in Management from Korea University and an MBA from Santa Clara University.

Dr. Al Sylwester, a director

Dr. Sylwester has served as a member of Power Air's board since May 2007 and is acting as a chief technology officer for Power Air (although no Chief Technology Officer has been appointed by Power Air). He currently serves as President and CTO for Nanodetex, a leader in lab-on-chip (LOC) platform technologies. He managed the Sandia National Laboratories MicroChemLab Project for four years prior to joining the Nanodetex. With over 12 years of technical management and business development experience at the laboratory, he also manages an extensive technical and business network and is a past member of the Governing Board and Executive Committee for the Council for Chemical Research together with Executives from the Chemical, Pharmaceutical and Petroleum Industries. Dr. Sylwester holds a Ph.D. in Chemistry from Caltech.

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

Significant Employees

Andy Turnbull, age 42, joined the Company as Director of Engineering in January 2006 and became Director of Products in September 2007. Mr. Turnbull has 18 years of engineering and product development experience in power electronics, fuel cell, oil and gas, and power generation. Most recently Mr. Turnbull was at Xantrex Power from 2004 to 2005, where he was responsible for leading multi-functional teams from product development to launch. Previous to Xantrex, Mr. Turnbull worked for seven years at Ballard Power Systems from 1998 to 2004 where he headed a development team focused on fuel cell based back-up power products for the power generation industry. Mr. Turnbull is a P. Eng. and holds a B.A.Sc. in Electrical Engineering from Queen's University.

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

Item 10.     Executive Compensation

Executive Compensation

PAC and its Canadian subsidiary, Power Air (Canada) Corp. have entered into employment or services agreements with certain of our executive officers pursuant to which they are compensated as described below. In addition, Mr. Haley, our Executive Chairman and Chief Operating Officer, is, effective on April 1, 2006, paid an annual salary of $150,000. Furthermore, Mr. Kozak, our President and Chief Executive Officer, is, effective on October 1, 2005, paid an annual salary of $120,000. Dr. Sylwester, one of our Directors and who is providing services similar to a chief technology officer, is paid $13,000 per month and $5,000 per quarter as a director and $1,000 per quarter as a Technical Advisory Board member.

The following table sets forth the compensation paid to the Chief Executive Officer, Chief Operating Officer and certain other executive officers of the Company (the "Named Executive Officers") for the periods indicated:

Summary Compensation Table

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Fiscal Year	Salary (1)	Bonus	Other Annual Compen-sation	Securities Under Options Granted (#)	Restricted Stock Awards	LTIP Payouts	All Other Compensation
Remy Kozak President and Chief Executive Officer	2006 2007	120,000 144,000	30,000 Nil	85,000(3) Nil	600,000 Nil	Nil Nil	Nil Nil	Nil Nil
H. Dean Haley Chief Operating Officer	2006 2007	150,000 150,000	15,000 Nil	Nil Nil	200,000 Nil	Nil Nil	Nil Nil	Nil Nil

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Fiscal Year	Salary (1)	Bonus	Other Annual Compen-sation	Securities Under Options Granted (#)	Restricted Stock Awards	LTIP Payouts	All Other Compensation
Don Ceci Vice President Sales and Marketing	2006 2007	120,000 144,000	30,000 75,000	173,190(4) 33,000	50,000 400,000 (4)	Nil Nil	Nil Nil	Nil Nil
Stephen Williams(3) Former President and Chief Executive Officer	2006 2007	87,500 Nil	Nil Nil	17,095 Nil	500,000 (2) Nil	Nil Nil	Nil Nil	Nil Nil

(1)   The amounts presented are on an annualized basis.

(2)   The employment of Mr. Williams with the Company terminated in 2006. His stock option award has been assigned to a judgement creditor which expired unexercised on December 31, 2007.

(3)   Mr. Kozak was issued 100,000 common shares valued at $85,000 as a bonus in July, 2006.

(4)   Mr. Ceci was issued 200,000 common shares valued at $170,000 as a bonus in July, 2006 and $3,190 as a finders fee. Mr. Ceci was issued 100,000 common shares valued at $33,000 as a bonus in July, 2007 and a cash bonus of $75,000 in July, 2007. Mr. Ceci was granted 400,000 options exerciseable at $0.33.

Stock Option Grants

Fiscal 2006

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

Fiscal 2007

On April 3, 2007, the Board granted 10,000 stock options to an employee. On May 9, 2007 the Board granted 10,000 stock options each to PAC's two member Technical Advisory Board. On July 6, 2007 the Board granted 400,000 stock options to a senior officer as a bonus.

The share options granted to the Named Executive Officers during the financial years ended September 30, 2007 were as follows:

Option/SAR Grants During the Most Recently Completed Financial Year
Name	Securities Under Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Financial Year	Exercise or Base Price ($/Security)	Market Value of Securities Underlying Options/SARs on the Date of Grant ($/Security) (1)	Expiration Date
Dr. Al Sylwester	10,000	2.3%	0.41	0.41	May 8, 2008
Don Ceci	400,000	93.0%	0.33	0.33	July 6, 2009

(1)   The options were granted pursuant to agreements with these persons and the exercise prices of the options reflect the fair value of the underlying shares at the time such agreements were entered into.

The share options exercised by the Named Executive Officers during the financial year ended September 30, 2006 and the values of such options at the end of such year were as follows:

Aggregate Option/SAR Exercises During the Most Recently Completed Financial Year and Financial Year-End Option/SAR Values
Name	Securities Acquired on Exercise (#)	Aggregate Value Realized ($)	Unexercised Options/SARs at FY-End (#) Exercisable/ Unexercisable	Value of Unexercised in-the-Money Options/SARs at FY-End ($) Exercisable(1)/ Unexercisable(2)
Remy Kozak	Nil	Nil	600,000/nil	nil /nil
H. Dean Haley	Nil	Nil	200,000/nil	nil / nil
Don Ceci	Nil	Nil	450,000/nil	nil / nil
Stephen Williams	Nil	Nil	500,000(3) / Nil	nil/ nil

(1)   There were no stock options exerciseable that were "in-the-Money" at September 30, 2007.

(2)   There were no stock options unexerciseable.

(3)   The employment of Mr. Williams with the Company terminated in 2006. His stock option award has been assigned to a judgement creditor and expired unexercised on December 31, 2007

Employment Agreements

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

Name and Address of Beneficial Owner(1)	Number of Shares Owned	Percentage of Class(2)
Directors and Officers:
Paul D. Brock(3) 321-255 Newport Drive Port Moody, B.C., Canada V3H 5H1	575,000	*
Donald M. Prest(4) 1974 W 12th Ave Vancouver, B.C., Canada V6J 5M2	715,000	1.1%
H. Dean Haley(5) 3801 Albert Matthews Road, Columbia, Tennessee, U.S.A., 38401	7,581,577	11.4%
Stephen Harrison(6) Level 2, 33 York Street, Sydney, Australia, 2000	100,000	*
Don Ceci(7) 5828 Grousewoods Crescent, North Vancouver, B.C., Canada, V7R 4V2	850,000	1.3%
Remy Kozak(8) 1303 - 283 Davie Street, Vancouver, B.C., Canada, V6B 5T6	653,000	1.0

Name and Address of Beneficial Owner(1)	Number of Shares Owned	Percentage of Class(2)
William J. Potter(9) 30 Rockefeller Plaza, 27th Floor, New York, New York, U.S.A., 10112	100,000	*
Joon Soo Shin (11) SOMO Bldg.,984-1, Daechi-dong, Kangnam-ku, Seoul, Korea	nil	*
Jahong Hur #901 Joongang Heights Park B 632 Shinsa-dong, Kangnam-gu, Seoul, South Korea	5,914,285	8.9%
All executive officers and directors as a group (nine persons)(10)	16,488,862	24.8%
Major Shareholders:
Somo Petroleum Co., Ltd. (11) SOMO Bldg.,984-1, Daechi-dong, Kangnam-ku, Seoul, Korea	5,714,286	8.6%
Aurora Global Energy Limited(12) Level 2, 33 York Street, Sydney, Australia, 2000	14,693,423	22.11%
HDH Group, LLC(13) 3801 Albert Matthews Road, Columbia, Tennessee, U.S.A., 38401	7,381,577	11.1%

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

(2)   Based on 66,453,675 shares of our common stock issued and outstanding as of the date hereof.

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

(7)   Includes 450,000 shares issuable upon vested stock options. On April 1, 2006, Mr. Ceci was granted options to acquire up to 200,000 shares at an exercise price of $0.65 per share exercisable for a period of two years. During the year ended September 30, 2006 Mr. Ceci exercised 150,000 stock options at $0.65 per share and received 150,000 shares. Also in July, 2006 Mr. Ceci was issued 200,000 common shares valued at $170,000 as a bonus. Mr. Ceci was issued 100,000 common shares valued at $33,000 as a bonus in July, 2007. Mr. Ceci was granted 400,000 options exerciseable at $0.33.

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

(10) Comprised of 20,453,148 shares and 1,750,000 shares issuable upon vested stock options.

(11) Mr. Shin owns no securities directly. Mr. Shin is a director, senior officer and shareholder of Somo Petroleum Co., Ltd. a private Korean company. Mr. Shin disclaims beneficial ownership over these shares as voting and dispositive power in these shares resides with such corporation.

(12) An Australian corporation of which Stephen Harrison, one of our directors, is a shareholder and director. Mr. Harrison disclaims beneficial ownership over these shares as voting and dispositive power in these shares resides with such corporation. Formerly named Power Air Dynamics Limited.

(13) A Tennessee corporation over which H. Dean Haley, one of our directors and an officer, has voting and dispositive power.

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

Certain directors, officers and companies related to directors and officers loaned $157,094 to the Company of which all was repaid including interest of $2,083 calculated at the rate of 10% per annum and a bonus of $15,709 calculated at 10% of the amount loaned.

During fiscal 2007 a senior officer was paid a bonus of $108,000 consisting of $75,000 cash and 100,000 common shares valued at $33,000. During fiscal 2006 a total of $315,000 was charged to operations pursuant to a bonus paid to two senior officers for milestones achieved. The cash component of the bonus was $60,000 and the stock based component was 300,000 common shares valued at $255,000.

As at September 30, 2007 the Company is committed pursuant to five employment contracts including four officers and one employee of the Company. In total the annual commitment is $720,000, each having a 90-day termination clause.

Dr. Sylwester is a senior officer and director and also a senior officer and director of a private company that sold laboratory equipment to the Company at a fair value of $39,751.

Directors fees of $76,666 (2006 - $52,000) were charged to operations. Unpaid director's fees of $16,666 are due to four directors at September 30, 2007.

As at September 30, 2005, the Company accrued, and subsequently paid, a total of $85,680 of finders' fees to two senior officers of the Company, in connection with the Company's $0.65 unit private placement on November 30, 2005.

Included in stock based compensation is the value of stock options granted to related parties being directors and senior officers of the Company. The value of options granted to these related parties and charged to operations during fiscal 2007 was $155,285 (2006 - $822,516).

Item 13.     Exhibits.
Exhibit No,.	Exhibit Description

Articles of Incorporation and Bylaws
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
Material contracts

Exhibit No,.	Exhibit Description
10.1	Share Exchange Agreement among the Company, the Vendor, Power Air, the HDH Group and Mr. Haley, dated for reference effective on August 22, 2005.(2)
10.2	Stephen Williams Services Contract between the Company and Stephen Williams, dated for reference effective on October 1, 2005, as amended.(2)(3)
10.3	Sales and Marketing Employment Agreement among the Company, Power Air and Donald Ceci, dated for reference effective on October 3, 2005.(2)
10.4	Corporate Development Employment Agreement among the Company, Power Air and Remy Kozak, dated for reference effective on October 3, 2005, as amended.(2)(3)
10.5	Development and Pre-Manufacturing Agreement dated September 27, 2006 between the Company and Mid States Tool and Machine Inc.
10.6	2006 Stock Incentive Plan (4)
10.7	Agreement between National Research Counsel of Canada through its institute, Institute for Fuel Cell Innovation, and the Company for R&D collaboration.
10.8	Commercial lease dated July 23, 2007 between Ed & Lois Thorpe and the Company with respect to the Livermore lease.
21.1	Subsidiaries of the Company: Power Air Tech, Inc. (Delaware) (100%) Power Air (Canada) Corp. (British Columbia) (50%)
Certifications
31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 8, 2007.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated January 8, 2007.

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

	Year ended September 30, 2007	Year ended September 30, 2006
Audit Fees:	$24,000	$20,000
Audit Related Fees:	$22,000	$17,500
Tax Fees:	$Nil	$Nil
All Other Fees:	$Nil	$Nil
Total:	$46,000	$37,500

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

Power Air Corporation
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Power Air Corporation

We have audited the consolidated balance sheets of Power Air Corporation. (the "Company") (a development-stage company) as of September 30, 2007 and 2006 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company's financial statements as at June 30, 2005 and June 30, 2004, and for the years then ended were audited by other auditors whose report dated September 2, 2005 (except for the restatement described in Note 8 to the consolidated financial statements, as to which the date is January 11, 2006) included an explanatory paragraph regarding the Company's ability to continue as a going concern. The financial statements for the period from October 15, 1997 (date of inception) to June 30, 2005 reflect a total net loss of $4,105,418 of the related cumulative totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to amounts included for such prior periods, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of other auditors, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at September 30, 2007 and 2006 and the results of its operations and its cash flows and the changes in stockholders' equity for the years then ended and for the period from October 15, 1997 (date of inception) to September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date the Company has realized significant losses and further losses are anticipated. The Company has incurred losses since inception of $18,123,610, and requires additional funds to meet its obligations and fund the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
December 14, 2007

(The Accompanying Notes are Integral Part of These Financial Statements)

Power Air Corporation
(A Development Stage Company)
Consolidated Balance Sheets

	September 30, 2007 $	September 30, 2006 $

ASSETS

Current Assets

Cash and cash equivalents	2,260,326	924,928
Other current assets	138,513	109,739

Total current assets	2,398,839	1,034,667

Property and Equipment (Note 3)	296,510	167,085

Deferred financing costs	-	28,047

Total Assets	2,695,349	1,229,799

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable	143,209	38,930
Accrued liabilities (Note 4(d))	16,666	78,560

Total current liabilities	159,875	117,490

Commitments and Contingencies (Note 7)

Stockholders' Equity

Common Stock (Note 6), 375,000,000 shares authorized, $0.001 par value; 66,453,675 and 45,348,318 shares issued and outstanding, respectively	66,453	45,348

Additional Paid-In Capital	20,592,631	12,305,669

Deficit Accumulated During the Development Stage	(18,123,610)	(11,238,708)

Total Stockholders' Equity	2,535,474	1,112,309

Total Liabilities and Stockholders' Equity	2,695,349	1,229,799

(The Accompanying Notes are Integral Part of These Financial Statements)

Power Air Corporation
(A Development Stage Company)
Consolidated Statements of Operations

	September 30, 2007 $	September 30, 2006 $	From October 15, 1997 (Date of Inception) to September 30, 2007 $

Expenses

Amortization of property and equipment	47,209	18,199	65,409
Development and engineering	1,315,560	771,807	4,026,554
General and administration	1,444,277	2,934,944	8,821,069
License fees	102,830	95,990	436,363
Marketing and selling	647,611	687,089	1,334,700
Interest and finance fees (Notes 4 (a), 5 and 6 (f))	3,327,415	-	3,439,515

Total Expenses	6,884,902	4,508,029	18,123,610

Net Loss	(6,884,902)	(4,508,029)	(18,123,610)

Net Loss Per Share - Basic and Diluted
(.13)

(.10)

Weighted Average Shares Outstanding - Basic and Diluted	52,260,000	43,355,000

(The Accompanying Notes are Integral Part of These Financial Statements)

Power Air Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows

	From October 15, 1997 (Date of Inception) to September 30, 2007 $	September 30, 2007 $	September 30, 2006 $

Operating Activities

Net loss	(18,123,610)	(6,884,902)	(4,508,029)

Adjustments to reconcile net loss to cash used in operating activities:
Deferred finance costs written-off	3,281,323	3,281,323	-
Amortization of property and equipment	65,408	47,209	18,199
Shares issued for consulting services	161,875	100,625	61,250
Shares issued for employee bonus	288,000	33,000	255,000
Stock-based compensation	2,334,031	198,483	1,819,298
Expenses settled with issuance of common shares	2,195,114	-	-

Changes in operating assets and liabilities:

Other current assets	(113,513)	(28,774)	(87,774)
Accounts payable and accrued liabilities	228,705	42,385	(160,467)

Net Cash Used in Operating Activities	(9,682,667)	(3,210,651)	(2,602,523)

Investing Activities

Purchases of property and equipment	(361,918)	(176,634)	(185,284)

Net Cash Used in Investing Activities	(361,918)	(176,634)	(185,284)

Financing Activities

Proceeds from related party loans	3,898,090	157,094	-
Repayment of related party loans	(157,094)	(157,094)	-
Proceeds from promissory notes	2,190,000	2,190,000	-
Repayment of promissory notes	(2,190,000)	(2,190,000)	-
Proceeds from issuance of common stock	9,219,926	5,080,000	2,950,431
Debt issuance costs	(357,317)	(357,317)	-
Deferred financing costs	(28,047)	-	(28,047)
Share issuance costs	(270,647)	-	(250,647)

Net Cash Provided by Financing Activities	12,304,911	4,722,683	2,671,737

Increase (Decrease) in Cash and Cash Equivalents	2,260,326	1,335,398	(116,070)

Cash and Cash Equivalents, Beginning of Period	-	924,928	1,040,998

Cash and Cash Equivalents, End of Period	2,260,326	2,260,326	924,928

Supplemental Disclosures

Interest paid	46,091	46,091	-
Income taxes paid	-	-	-

Non-cash Investing and Financing Activities

Shares and warrants issued pursuant to conversion of equity certificates	2,895,959	2,895,959	-
Shares issued for employee bonuses and consultants services and expenses settled	2,644,989	133,625	316,250

(The Accompanying Notes are Integral Part of These Financial Statements)

Power Air Corporation
(A Development Stage Company)
Consolidated Statement of Stockholder's Equity
From October 15, 1997 (Date of Inception) to September 30, 2007
	Common Stock				Accumulated
					Deficit
	Number		Additional		During the
	of		Paid-In	Subscription	Development
	Shares	Amount	Capital	Receivable	Stage	Total
		$	$	$	$	$

Balance from October 15, 1997 (date of inception) to June 30, 2005	10,000	1,000	-	-	(4,105,418)	(4,104,418)

Adjustment for change in par value	-	(990)	990	-	-	-

Re-capitalization transactions (Note 1)
Shares of Power Air Corporation	18,750,000	18,750	-	-	-	18,750
Cancellation of founders stock	(1,550,000)	(1,550)	1,550	-	-	-
Shares issued to shareholders of Power Air Tech, Inc. to effect the reverse merger	14,693,423	14,693	(14,693)	-	-	-
Shares issued for compensation	4,545,456	4,545	2,506,819	-	-	2,511,364
Shares acquired by legal parent	(10,000)	(10)	-	-	-	(10)
Shares issued to settle debt	3,378,396	3,378	1,864,180	-	-	1,867,558
Forgiveness of related party debt of PAT as a condition precedent to the reverse merger	-	-	2,173,045	-	-	2,173,045
Net liabilities assumed in recapitalization	-	-	(89,482)	-	-	(89,482)

Unit private placement - $0.65 (Note 6(d))	2,077,454	2,078	1,348,267	-	-	1,350,345

Share subscription	-	-	-	(161,850)	-	(161,850)

Share issuance costs	-	-	(155,035)	-	-	(155,035)

Net loss	-	-	-	-	(2,625,261)	(2,625,261)

Balance, September 30, 2005	41,894,729	41,894	7,635,641	(161,850)	(6,730,679)	785,006

Subscription received	-	-	-	161,850	-	161,850

Unit private placement - $0.65 (Note 6(d))	1,105,917	1,106	717,740	-	-	718,846

Unit private placement - $1.10 (Note 6(e))	1,792,572	1,793	1,970,036	-	-	1,971,829

Shares issued for share issuance costs	17,600	18	(18)	-	-	-

Shares issued for employee bonuses (Note 4(b))	300,000	300	254,700	-	-	255,000

Shares issued for consulting services (Note 6(a))	87,500	87	61,163	-	-	61,250

Shares issued for options exercised (Note 6(g))	150,000	150	97,350	-	-	97,500

Share issuance costs	-	-	(250,241)	-	-	(250,241)

Fair value of vested stock options	-	-	1,819,298	-	-	1,819,298

Net loss	-	-	-	-	(4,508,029)	(4,508,029)

Balance, September 30, 2006	45,348,318	45,348	12,305,669	-	(11,238,708)	1,112,309

Shares issued for consulting services (Note 6(a))	262,500	262	100,363	-	-	100,625

Shares issued pursuant to a private placement (Note 6(c))	200,000	200	79,800	-	-	80,000

Shares issued for employee bonuses (Note 4(b))	100,000	100	32,900			33,000
Shares issued pursuant to a unit private placement at $0.35 per share (Note 6(b)	14,285,714	14,286	4,985,714	-	-	5,000,000

Shares issued pursuant to conversion of equity certificates at a fair value of $0.345 per share (Note 6(f))	6,257,143	6,257	2,152,993	-	-	2,159,250

Warrants issued pursuant to conversion of equity certificates (Note 6(f))	-	-	736,709	-	-	736,709

Fair value of vested stock options	-	-	198,483	-	-	198,483

Net loss	-	-	-	-	(6,884,902)	(6,884,902)

Balance, September 30, 2007	66,453,675	66,453	20,592,631	-	(18,123,610)	2,535,474

(The Accompanying Notes are Integral Part of These Financial Statements)

Power Air Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2007

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

The Company is a development stage company as defined by Statement of Financial Accounting Standards ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises". In a development stage company, management devotes most of its activities in developing a market for its products. The Company is presently in its developmental stage and currently has no sources of revenue to provide incoming cash flows to sustain future operations. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to enter into Original Equipment Manufacturer ("OEM") joint venture agreements, to raise additional equity financing and generate revenue, cash flow and attain profitable operations. Management has plans to seek additional capital through equity offerings. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at September 30, 2007, the Company has working capital of $2,238,964 and accumulated losses of $18,123,610 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
September 30, 2007

2.       Summary of Significant Accounting Policies (continued)

b)     Variable Interest Entity

The Financial Accounting Standards Board ("FASB") finalized FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities-An Interpretation of ARB51" ("FIN46R") in December 2003. FIN46R expands the scope of ARB51 and can require consolidation of "variable interest entities" ("VIEs"). Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. On May 31, 2006 the Company's inactive Canadian subsidiary, Power Air (Canada) Corp. was 50% owned by a Canadian resident individual and 50% owned by the Company. On June 1, 2006 this subsidiary became active and Power Air (Canada) Corp. began conducting scientific research and experimental development activities in Canada and will apply for Canadian Scientific Research and Experimental Development tax credits. The Company funds 100% of the expenditures and is at risk for 100% of its losses and as a result is the party with the controlling financial interest and the primary beneficiary. Power Air (Canada) Corp. has no other financing other than amounts received from Power Air Corporation. As a result of the above, accumulated losses for the period from June 1, 2006 to September 30, 2007 of $1,033,303 has been included in the consolidated financial statements.

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
September 30, 2007

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
September 30, 2007

2.       Summary of Significant Accounting Policies (continued)

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

p)     Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised) "Business Combinations". SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 141 (Revised) will have on the Company's financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51". SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 160 will have on the Company's financial statements upon adoption.

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

3.       Property and Equipment

	Cost $	Accumulated Depreciation $	Net Carrying Value September 30 2007 $	Net Carrying Value September 30, 2006 $

Computer hardware	49,787	12,850	36,937	27,252
Computer software	10,347	2,423	7,924	6,882
Furniture, equipment and machinery	237,525	42,882	194,643	113,361
Leasehold improvements	64,259	7,253	57,006	19,590

	361,918	65,408	296,510	167,085

Power Air Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2007

4.       Related Party Transactions/Balance

(a)     During fiscal 2007, certain directors, officers and companies related to directors and officers loaned $157,094 to the Company of which all was repaid including interest of $2,083 calculated at the rate of 10% per annum and a bonus of $15,709 calculated at 10% of the amount loaned.

(b)     During fiscal 2007 a senior officer was paid a bonus of $108,000 consisting of $75,000 cash and 100,000 common shares valued at $33,000. During fiscal 2006 a total of $315,000 was charged to operations pursuant to a bonus paid to two senior officers for milestones achieved. The cash component of the bonus was $60,000 and the stock based component was 300,000 common shares valued at $255,000.

(c)     During fiscal 2007, a senior officer and director is also a senior officer and director of a private company that sold laboratory equipment to the Company at a fair value of $39,751.

(d)     Directors fees of $76,666 (2006 - $52,000) were charged to operations. Unpaid director's fees of $16,666 are due to four directors at September 30, 2007 (September 30, 2006 - $0).

(e)     See Note 7 (g) for a contingent liability with a related party.

(f)     As at September 30, 2005, the Company accrued, and subsequently paid, a total of $85,680 of finders' fees to two senior officers of the Company, in connection with the Company's $0.65 unit private placement on November 30, 2005.

(g)     See Note 7(c) regarding employment contract commitments with related parties.

(h)     Included in stock based compensation is the value of stock options granted to related parties being directors and senior officers of the Company. The value of options granted to these related parties and charged to operations during fiscal 2007 was $155,285 (2006 - $822,516).

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

(b)     As additional consideration for the loan the Company issued Equity Consideration Certificates which allow the holder, at the holder's option, to receive either:

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

These Equity Consideration Certificates were considered a separate and direct finance fee and the estimated fair values were based on the estimated number of shares to be issued, 5,500,000 common shares valued at a combined average fair value of $0.3926 per share for $2,159,250 and the estimated value of the warrants to be issued, 5,500,000 warrants valued at a combined average fair value of $0.134 per warrant for $736,709. The warrants were valued pursuant to the Black-Scholes option pricing model using the following combined average input variables: fair value of stock price on grant date - $0.39; exercise price - $0.50; expected life - 1 year; volatility - 105%; annual expected dividends - nil; risk-free interest rate - 4.63%. The total value of the underlying shares and warrants totalling $2,895,959, a placement commission of $219,000, and expenses of $122,608 were included in deferred financing costs which totalled $3,237,567.

Power Air Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2007

6.       Common Stock

a)     Pursuant to a Consulting Agreement dated August 1, 2006 the Company issued 87,500 restricted common shares at a fair market value of $61,250, which was charged to operations during the month of September 2006. The Company issued an additional 262,500 restricted common shares having a fair market value of $100,625, which was charged to operations during the three months ended December 31, 2006.

b)     Unit Private Placement - $0.35

On June 5, 2007 the Company received $5,000,000 and issued 14,285,714 units at $0.35 per unit. Each unit contained one common share and one common share purchase warrant to acquire one additional share at $0.50 per share expiring June 5, 2009.

c)     Private Placement - $0.40

On June 5, 2007 the Company received $80,000 and issued 200,000 common shares at $0.40 per share.

d)     Unit Private Placement - $0.65

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

e)     Unit Private Placement - $1.10

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

f)     Equity Consideration Certificates Converted

The Company completed an equity financing, as disclosed in (b) and (c) above totalling $5,080,000 thus triggering immediate repayment of the promissory notes totalling $2,190,000 plus interest of $42,710. Also on June 5, 2007 the Equity Consideration Certificates were converted into 6,257,143 units at $0.345 per unit being the value of the Equity Certificates disclosed in Note 5. Each unit consisted of one common share and one common share purchase warrant to acquire one additional share at $0.50 per share expiring June 5, 2009. As the debt was extinguished the Company charged the related deferred finance costs of $3,237,567 to operations.

g)     Stock Options

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

Power Air Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2007

6.       Common Stock (continued)

g)     Stock Options (continued)

The fair value of the stock options granted during fiscal 2006 was measured at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

2006

Expected dividend yield	0%
Risk free interest rate	4.49%
Expected volatility	67%
Expected life (in years)	1.3

The weighted average grant date fair value of stock options granted was $0.52 per option.

A summary of the Company's stock option activity for fiscal 2006 is as follows:
	Number of Options	Weighted Average Exercise Price $

Balance, September 30, 2005	-	-

Granted	3,885,000	0.62

Exercised	(150,000)	-

Balance, September 30, 2006	3,735,000	0.62

On April 3, 2007, 10,000 stock options were awarded to an employee and on May 8, 2007 20,000 stock options were awarded to Technical Advisory Board members. On July 6, 2007 the Company granted 400,000 stock options to a senior officer.

The fair value of the stock options granted during fiscal 2007 was measured at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

2007

Expected dividend yield	0%
Risk free interest rate	4.76%
Expected volatility	103%
Expected life (in years)	1.9

The weighted average grant date fair value of stock options granted was $0.18 per option.

A summary of the Company's stock option activity for fiscal 2007 is as follows:
	Number of Options	Weighted Average Exercise Price $

Balance, September 30, 2006	3,735,000	0.62
Granted	430,000	0.33
Forfeited	(50,000)	0.65
Expired	(1,000,000)	0.65

Balance, September 30, 2007	3,115,000	0.62

Power Air Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2007

6.       Common Stock (continued)

g)     Stock Options (continued)

The weighted average contractual life of the exercisable and outstanding stock options at September 30, 2007 is 0.70 years.

The following table summarizes stock options outstanding at September 30, 2007:

Outstanding			Exercisable
Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price $	Number of Shares	Weighted Average Exercise Price $

3,115,000	0.70	0.62	3,110,000	0.62

h)     Warrants

The following table summarizes warrants outstanding at September 30, 2007:

Number of Warrants	Exercise Price $	Expiry Date

20,542,857	0.50	June 5, 2009
1,105,917	1.00	November 30, 2007 to March 15, 2008
896,286	1.50	June 28, 2008
24,622,514

Warrants outstanding having a weighted average remaining life of 1.44 years and a weighted average exercise price of $0.56. On September 30, 2007 a total of 2,077,454 warrants expired unexercised.

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

b)     Lease commitments

(i)     On October 17, 2005, the Company entered into a long-term office and laboratory premises lease in Livermore, California. The term is for 30 months expiring October 31, 2008. The monthly base rent effective November 1, 2006 was $7,000 per month and effective November 1, 2007 will be $7,933 per month and the estimated monthly operating charge is $2,050 per month. On July 23, 2007 the Company entered into a long-term laboratory premises lease adjacent to the premises above. The term is for 36 months expiring July 31, 2010. The monthly base rent is $4,518 per month and the estimated monthly operating charge is $1,100. Effective August 1, 2008 the base rent is $4,800 per month and effective August 1, 2009 the base rent is $5,083 per month.

(ii)    On January 20, 2006 the Company entered into a long-term housing lease in Pleasanton, California. The term is for 24 months expiring January 31, 2008. The monthly rent is $2,595. The house is used by Canadian employees working in Livermore for long-term stays.

(iii)   On March 30, 2007 the Company entered into a short-term premises lease at the National Research Council in Vancouver, Canada. This lease expires March 31, 2008. The monthly rent is CND$2,165 per month.

c)     As at September 30, 2007 the Company is committed pursuant to five employment contracts including four officers and one employee of the Company. In total the annual commitment is $720,000, each having a 90-day termination clause.

Power Air Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2007

7.       Commitments and Contingencies (continued)

d)     On September 27, 2006 the Company entered into a four phase Development and Pre-Manufacturing Agreement (the "Agreement") with Mid States Tool and Machine Inc. of Decatur, Indiana ("Mid States"). Pursuant to the Agreement, Mid States will re-design, cost-reduce, tool and manufacture the ZAFC. The Company paid $25,000 upon execution of this Agreement and will issue 350,000 stock options, in phases, exercisable at $0.755 per share. Upon completion of Phase 1 (Planning) a total of 50,000 stock options will be granted. Upon starting Phase 2 (Engineering Prototype) a cash payment of $25,000 made and upon completion of Phase 2 an additional 100,000 stock options will be granted. A final payment of $27,000 will be made upon Mid States delivering 4 demonstration prototypes at the end of Phase 2. A total of 100,000 stock options will be granted at the completion of Phase 3 (Manufacturing Prototype) and Phase 4 (Pilot Production). The cash payments do not include the costs of materials, labour (at Mid States' cost) or moulds. There have been no triggering events for the granting of the above options and the Company is in the process of renegotiating the time-lines and deliverables for the Mid-States Agreement to include Zinc Air Powerpacks ("ZPAC") and ZAFC cells. It is still intended that Mid States will be the Company's contract manufacturer for the initial ZPAC and ZAFC cells for use in the Company's first commercial products in North America.

e)     The Company signed a Letter of Intent on December 6, 2006 with H-Plus Eco Ltd., a Korean based company focused on environment and alternative energy. This Letter of Intent defines the structure and scope of the Asian Joint Venture between the companies. This Joint Venture will develop, manufacture and commercialize back-up power systems for Korean and Asian markets. H-Plus Eco Ltd. will contribute up to KRW 5 billion (US$5 million) to the Joint Venture and the Company will license its technology to the Joint Venture. The Joint Venture will include a shareholder agreement, a license agreement, a territory agreement and a supply agreement. The Letter of Intent expired 6 months after signing, however, it is referenced as part of a Heads of Agreement signed by the Company and its six largest shareholders on May 15, 2007. This Heads of Agreement extends the intent of the original document indefinitely with the support of the majority shareholders of the Company and the Chairman and Chief Executive Officer of H-Plus Eco Ltd.

f)     The Company entered into an agreement with Elite Financial Communications Group, LLC ("Elite") to manage all aspects of the Company's investor and media relations program. The Company has paid Elite $21,000 for the period July 1, 2007 to September 30, 2007 and thereafter will pay a monthly amount of $8,500 to December 31, 2007 and thereafter will pay a monthly amount of $10,000. Elite will also receive a warrant to purchase up to 150,000 common shares at $0.45 per share vesting on July 16, 2007 and the right to acquire an additional 150,000 common shares vesting on January 13, 2008 at $0.60 per share. These warrants will expire July 16, 2009. These warrants have not been issued.

g)     The Company entered into an Investment Banking Agreement with a related party, FBP Capital Corp., a company owned 1/3 by the Company's Chief Financial Officer. The nature of the services was to introduce the Company to various financing alternatives and to analyse financing proposals. The original agreement was dated June 15, 2006 and amended August 15, 2006. The original agreement was for $5,000 per month for six months ending December 31, 2006 of which three payments of $5,000 ($15,000 in total) were made and charged to operations during the fiscal year ended September 30, 2006. The amending agreement commenced on September 15, 2006 for a period of six months expiring March 14, 2007 at a monthly rate of $14,083 per month of which one payment of $14,083 was charged to operations during fiscal 2006. The Company paid a further $29,083 during fiscal 2007 which was charged to operations. A balance of $41,333 is purported by FBP Capital Corp. to still be owing. The Company maintains it received a verbal acknowledgement that there were no more fees to be requested pursuant to this contract. Contrary to this verbal agreement, FBP Capital Corp. has informed the Company that they intend on collecting the full amount of the contract and have requested payment of $41,333. The Company maintains that no amounts are owing and will vigorously defend any claim that may be filed by FBP Capital Corp. against the Company. The Company has not accrued any amount in these financial statements as it believes no amount will be payable.

h)     On November 3, 2007 the Company signed a Collaborative Development Agreement (CDA) with the National Research Council of Canada (NRC) with an effective date of January 1, 2008 expiring December 31, 2009. Under the terms of the CDA; the Company and NRC will develop an optimal non-noble catalyst, a support structure for the catalyst and a low cost process suited to mass production of the related air cathodes. The Company will have the exclusive right to commercially exploit the Intellectual Property arising from this collaboration in relation to Zinc Air-based energy systems and the first right of refusal in fields of use other than Zinc Air-based energy systems. The Company will pay NRC $256,840 over 18 months for services in 4 equal payments of $64,210 starting January 1, 2008. Both parties will review progress after 12 months to determine if results are promising enough to warrant continuation.

Power Air Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2007

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

9.       Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense differs from the amount that would result from applying the U.S and Canadian Federal, State and Provincial income tax rates to earnings before income taxes. The Company has combined US and Canadian net operating losses of $5,962,000 carried forward available to offset US and Canadian taxable income in future years. Canadian tax losses of $1,122,000 and US tax losses of $4,840,000 begin expiring in fiscal 2026. Pursuant to SFAS 109, the potential benefit of these combined US and Canadian net operating losses carried forward have not been recognized in the consolidated financial statements since the Company cannot be assured that it is more likely than not that such benefit will be realized in future years. United States Federal income tax losses of $2,329,000 are no longer available to the Company pursuant to the change of control rules of Section 382 of the Internal Revenue Code.

The Company carries on scientific research and experimental development activities ("SRED") in Canada. The Company will file a SRED claim prior to the due date of March 31, 2008 for its SRED activity in its Canadian subsidiary for the fiscal years ended September 30, 2006 and 2007. This claim will be subject to audit by Canada Revenue Agency. No amount has been recorded in the accounts for any potential refund until the scientific and tax audits have been completed.

The Company is subject to United States federal and state income taxes at a rate of 38% and Canadian federal and provincial income tax at a rate of 32%. The reconciliation of the provision for income taxes at the United States and Canadian Federal statutory rate compared to the Company's income tax expense as reported is as follows:

	September 30, 2007 $		September 30, 2006 $
	United States	Canada	United States	Canada

Expected income tax recovery	2,386,000	212,000	1,548,000	156,000

Permanent differences	(1,229,000)	(5,000)	(851,000)	(3,000)

Temporary differences	(15,000)	-	-	-

Valuation allowance change	(1,142,000)	(207,000)	(697,000)	(153,000)

Provision for income taxes	-	-	-	-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities at September 30, 2007 and 2006 are as follows:

	September 30, 2007 $		September 30, 2006 $
	United States	Canada	United States	Canada

Net operating losses carried forward	1,839,000	360,000	697,000	153,000

Valuation allowance	(1,839,000)	(360,000)	(697,000)	(153,000)

Net deferred income tax asset	-	-	-	-

The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management's judgment that deferred income tax assets will be realized, the impact of the change on the valuation allowance is generally reflected in current income.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
POWER AIR CORPORATION
Per:	/s/ Remy Kozak ________________________________ Remy Kozak, President, Chief Executive Officer and Principal Executive Officer Date: January 15, 2008

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Per:	/s/ Remy Kozak ________________________________ Remy Kozak, President, Chief Executive Officer, and Principal Executive Officer Date: January 15, 2008
Per:	/s/ Donald M. Prest ________________________________ Donald M. Prest, Chief Financial Officer and Principal Accounting Officer Date: January 15, 2008
Per:	/s/ Stephen Harrison ________________________________ Stephen Harrison Director Date: January 15, 2008
Per:	/s/ William J. Potter ________________________________ William J. Potter Director Date: January 15, 2008
Per:	/s/ Al Sylwester ________________________________ Al Sylwester Director Date: January 15, 2008
Per:	/s/ Paul D. Brock ________________________________ Paul D. Brock Director Date: January 15, 2008

Per:	/s/ Jahong Hur ________________________________ Jahong Hur Director Date: January 15, 2008
Per:	/s/ Joon Soo Shin ________________________________ Joon Soo Shin Director Date: January 15, 2008
Per:	/s/ H. Dean Haley ________________________________ H. Dean Haley Director, Executive Chairman, Chief Operating Officer Date: January 15, 2008