Form 10QSB
period 2007-12-31
POWER AIR CORP
filed 2008-02-14
CIK 1310261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______to _______

Commission File Number: 000-51256

POWER AIR CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	Not applicable
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4777 Bennett Drive, Suite E, Livermore, California, 94551
(Address of principal executive offices)

(925) 960-8777
(Issuer’s telephone number)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [X]   No [   ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]   No [X]  .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 66,453,675 shares of Common Stock as of February 11, 2008.

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

POWER AIR CORPORATION

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended December 31, 2007

FORWARD-LOOKING STATEMENTS

This Form 10-QSB for the quarterly period ended December 31, 2007 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, our annual report on Form 10-KSB for the year ended September 30, 2007. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Power Air Corporation
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,	September 30,
	2007	2007
	$	$
	(unaudited)	(audited)

ASSETS
Current Assets
Cash and cash equivalents	1,367,497	2,260,326
Other current assets	90,664	138,513
Total current assets	1,458,161	2,398,839
Property and Equipment (Note 3)	389,522	296,510
Total Assets	1,847,683	2,695,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	84,388	143,209
Accrued liabilities (Note 4(a) and 7(f))	65,045	16,666
Total current liabilities	149,433	159,875
Commitments and Contingencies (Note 7)

Stockholders’ Equity
Common Stock (Note 6), 375,000,000 shares authorized,
$0.001 par value; 66,453,675 shares issued and outstanding,
respectively	66,453	66,453
Additional Paid-In Capital	20,592,631	20,592,631
Deficit Accumulated During the Development Stage	(18,960,834)	(18,123,610)
Total Stockholders’ Equity	1,698,250	2,535,474
Total Liabilities and Stockholders’ Equity	1,847,683	2,695,349

(The Accompanying Notes are Integral Part of These Financial Statements)

Power Air Corporation
(A Development Stage Company)
Consolidated Statement of Operations
(unaudited)

			From
			October 15, 1997
	Three Months	Three Months	(Date of Inception)
	Ended	Ended	to
	December 31, 2007	December 31, 2006	December 31, 2007
	$	$	$

Expenses

Depreciation of property and equipment	21,773	9,429	87,182
Development and engineering	319,556	348,400	4,346,110
General and administration	330,981	522,170	9,152,050
License fees	25,000	25,000	461,363
Marketing and selling	139,914	137,532	1,474,614
Interest and finance fees
(Notes 5 and 6 (f))		-	3,439,515
Total Expenses	837,224	1,042,531	18,960,834

Net Loss	(837,224)	(1,042,531)	(18,960,834)

Net Loss Per Share – Basic and Dilutes	(.01)	(.02)

Weighted Average Shares Outstanding – Basic and Diluted	66,453,675	45,523,000

(The Accompanying Notes are Integral Part of These Financial Statements)

Power Air Corporation
(A Development Stage Company)
Consolidated Statement of Cash Flows
(unaudited)

	Three Months	Three Months
	Ended	Ended
	December 31, 2007	December 31, 2006
	$	$
Operating Activities
Net loss	(837,224)	(1,042,531)
Adjustments to reconcile net loss to cash used in operating
activities:
Deferred finance costs written-off	-	28,047
Depreciation of property and equipment	21,773	9,429
Stock-based compensation	34,897	201,318
Changes in operating assets and liabilities:
Other current assets	47,849	35,305
Accounts payable and accrued liabilities	(45,339)	5,599
Net Cash Used in Operating Activities	(778,044)	(762,833)
Investing Activities
Purchases of property and equipment	(114,785)	(19,231)
Net Cash Used in Investing Activities	(114,785)	(19,231)
Increase (Decrease) in Cash and Cash Equivalents	(892,829)	(782,064)
Cash and Cash Equivalents, Beginning of Period	2,260,326	924,928
Cash and Cash Equivalents, End of Period	1,367,497	142,864

(The Accompanying Notes are Integral Part of These Financial Statements)

Power Air Corporation
(A Development Stage Company)
Consolidated Statement of Stockholder’s Equity
From October 15, 1997 (Date of Inception) to December 31, 2007 (unaudited)

					Accumulated
	Common Stock				Deficit
	Number		Additional		During the
	of		Paid-In	Subscription	Development
	Shares	Amount	Capital	Receivable	Stage	Total
		$	$	$	$	$
Balance from October 15, 1997 (date of inception) to June 30, 2005	10,000	1,000	–	–	(4,105,418)	(4,104,418)
Adjustment for change in par value	–	(990)	990	–	–	–
Re-capitalization transactions (Note 1)
Shares of Power Air Corporation	18,750,000	18,750	–	–	–	18,750
Cancellation of founders stock	(1,550,000)	(1,550)	1,550	–	–	–
Shares issued to shareholders of Power Air Tech, Inc. to effect
the reverse merger	14,693,423	14,693	(14,693)	–	–	–
Shares issued for compensation	4,545,456	4,545	2,506,819	–	–	2,511,364
Shares acquired by legal parent	(10,000)	(10)	–	–	–	(10)
Shares issued to settle debt	3,378,396	3,378	1,864,180	–	–	1,867,558
Forgiveness of related party debt of PAT as a condition
precedent to the reverse merger	–	–	2,173,045	–	–	2,173,045
Net liabilities assumed in recapitalization	–	–	(89,482)	–	–	(89,482)
Unit private placement - $0.65 (Note 6(d))	2,077,454	2,078	1,348,267	–	–	1,350,345
Share subscription	–	–	–	(161,850)	–	(161,850)
Share issuance costs	–	–	(155,035)	–	–	(155,035)
Net loss	–	–	–	–	(2,625,261)	(2,625,261)
Balance, September 30, 2005	41,894,729	41,894	7,635,641	(161,850)	(6,730,679)	785,006
Subscription received	–	–	–	161,850	–	161,850
Unit private placement - $0.65 (Note 6(d))	1,105,917	1,106	717,740	–	–	718,846
Unit private placement - $1.10 (Note 6(e))	1,792,572	1,793	1,970,036	–	–	1,971,829
Shares issued for share issuance costs	17,600	18	(18)	–	–	–
Shares issued for employee bonuses	300,000	300	254,700	–	–	255,000
Shares issued for consulting services (Note 6(a))	87,500	87	61,163	–	–	61,250
Shares issued for options exercised (Note 6(g))	150,000	150	97,350	–	–	97,500
Share issuance costs	–	–	(250,241)	–	–	(250,241)
Fair value of vested stock options	–	–	1,819,298	–	–	1,819,298
Net loss	–	–	–	–	(4,508,029)	(4,508,029)
Balance, September 30, 2006	45,348,318	45,348	12,305,669	–	(11,238,708)	1,112,309
Shares issued for consulting services (Note 6(a))	262,500	262	100,363	–	–	100,625
Shares issued pursuant to a private placement (Note 6(c))	200,000	200	79,800	–	–	80,000
Shares issued for employee bonuses	100,000	100	32,900			33,000
Shares issued pursuant to a unit private placement at $0.35 per share
(Note 6(b)	14,285,714	14,286	4,985,714	–	–	5,000,000
Shares issued pursuant to conversion of equity certificates at a fair
value of $0.345 per share (Note 6(f))	6,257,143	6,257	2,152,993	–	–	2,159,250
Warrants issued pursuant to conversion of equity certificates (Note
6(f))	–	–	736,709	–	–	736,709
Fair value of vested stock options	–	–	198,483	–	–	198,483
Net loss	–	–	–	–	(6,884,902)	(6,884,902)
Balance, September 30, 2007	66,453,675	66,453	20,592,631	–	(18,123,610)	2,535,474
Net loss	-	-	-		(837,224)	(837,224)
Balance, December 31, 2007	66,453,675	66,453	20,592,631		(18,960,834)	1,698,250

(The Accompanying Notes are Integral Part of These Financial Statements)

Power Air Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2007
(unaudited)

1.	Nature of Operations and Continuance of Business

Power Air Corporation (the “Company” or “PAC”) (formerly Fortune Partners, Inc. or “FPI”) was incorporated in the State of Nevada on August 26, 2004. Pursuant to a Share Exchange Agreement (the “Agreement”) dated September 30, 2005, the Company acquired all of the issued and outstanding shares of Power Air Tech, Inc. (“PAT”) and issued, in total, 22,617,275 common shares to the shareholder of PAT, the Chief Operating Officer of PAT and the majority of creditors of PAT resulting in PAT shareholders and related parties and creditors gaining a 57% control position of PAC (collectively the “PAT Acquisition”). Prior to the PAT Acquisition, the Company’s principal business was the acquisition and exploration of mineral properties. The Company had not determined whether its mineral properties contained mineral reserves that were economically recoverable and had not been active exploring these properties since July, 2005. As such, the PAT Acquisition by the Company was considered a re-capitalization of PAT and PAT is considered the acquirer for accounting and financial reporting purposes. The consolidated financial statements include the accounts of the Company since the PAT Acquisition on September 30, 2005, and the historical accounts of PAT since the date of its inception, October 15, 1997. All significant inter-company balances and transactions have been eliminated upon consolidation. The name of the combined company was changed on December 21, 2005 to Power Air Corporation pursuant to a Form 14A proxy/consent statement, which was filed by the Company with the United States Securities and Exchange Commission (the “SEC”) on November 9, 2005 and approved by a majority of the Company’s shareholders on December 20, 2005.

PAT was incorporated in the State of Delaware on October 15, 1997 and operated its business in the State of California. PAC, through its acquisition of PAT, is in the business of developing, manufacturing and marketing fuel cell based commercial products. PAT has the exclusive worldwide license to the Zinc-Air Fuel Cell (“ZAFC”) Technology that was developed at the Lawrence Livermore National Laboratory (“LLNL”), in Livermore, California, for all fields of use (stationary, portable and mobile applications) and commercialization.

The ZAFC uses a combination of oxygen and zinc pellets in a liquid alkaline mixture that generates electricity and at the same time creates residual zinc oxide that can be recycled back into reusable zinc, via electrolysis, so that it can again be fed into the ZAFC stack.

The Company is a development stage company as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. In a development stage company, management devotes most of its activities in developing a market for its products. The Company is presently in its developmental stage and currently has no sources of revenue to provide incoming cash flows to sustain future operations. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to enter into Original Equipment Manufacturer (“OEM”) joint venture agreements, to raise additional equity financing and generate revenue, cash flow and attain profitable operations. Management has plans to seek additional capital through equity offerings. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at December 31, 2007, the Company has working capital of $1,308,728 and accumulated losses of $18,960,834 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
December 31, 2007
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

b)	Variable Interest Entity

The Financial Accounting Standards Board (“FASB”) finalized FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities–An Interpretation of ARB51” (“FIN46R”) in December 2003. FIN46R expands the scope of ARB51 and can require consolidation of "variable interest entities” (“VIEs”). Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. On May 31, 2006 the Company’s inactive Canadian subsidiary, Power Air (Canada) Corp. was 50% owned by a Canadian resident individual and 50% owned by the Company. On June 1, 2006 this subsidiary became active and Power Air (Canada) Corp. began conducting scientific research and experimental development activities in Canada and will apply for Canadian Scientific Research and Experimental Development tax credits. The Company funds 100% of the expenditures and is at risk for 100% of its losses and as a result is the party with the controlling financial interest and the primary beneficiary. Power Air (Canada) Corp. has no other financing other than amounts received from Power Air Corporation. As a result of the above, accumulated losses for the period from June 1, 2006 to December 31, 2007 of $1,249,010 has been included in the consolidated financial statements.

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

Due to the Company’s lack of revenues and forecast of significant capital required to develop a market for its products, the net realizable value of prototype material and intangible assets is not reasonably determinable. Accordingly, all research and development expenditures under Cooperative Research and Development Agreement (CRADA) contracts, including the costs of prototype material and the cost of obtaining intangible assets such as patents, have been charged to operations.

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
December 31, 2007
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	i)	Revenue Recognition

The Company will recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided and collection is reasonably assured.

The Company has not generated any revenue since inception on October 15, 1997. The Company plans to receive funding from OEM’s to engineer products to OEM specifications. The Company then plans to receive license and product fees under OEM contracts. Revenue recognition will be specific to the terms of the contracts and will thus be determined in a later period.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments” using the modified retrospective transition method. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. The Company has estimated the fair value of each award as of the date of grant or assumption using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes option pricing model considers, among other factors, the expected life of the award and the expected volatility of the Company’s stock price.

Power Air Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2007
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

n)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Foreign currency transactions mainly occur in Canadian currency, and management has adopted SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in Canadian dollars are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in Canadian currencies are translated at rates of exchange in effect at the date of the transaction. Any gain or loss on foreign currency translation is included in operations. To date, such amounts have not been significant.

o)	Property and Equipment

Depreciation is provided on all property and equipment utilizing the straight-line method over their estimated useful lives of five years, except leasehold improvements, which are amortized over the term of the lease.

p)	Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 160 will have on the Company’s financial statements upon adoption.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for- sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

3.	Property and Equipment

			Net Carrying	Net Carrying
			Value	Value
		Accumulated	December 31	September 30
	Cost	Depreciation	2007	2007
	$	$	$	$

Computer hardware	52,893	15,447	37,446	36,937
Computer software	12,422	3,002	9,420	7,924
Furniture, equipment and machinery	344,609	58,182	286,427	194,643
Leasehold improvements	66,779	10,550	56,229	57,006

	476,703	87,181	389,522	296,510

Power Air Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2007
(unaudited)

4.	Related Party Transactions and Balances

	(a)	Directors’ fees of $30,000(Q1 2007 - $20,372) were charged to operations. Unpaid director’s fees of $28,333 are due to five directors at December 31, 2007 (December 31, 2006 - $0)

	(b)	See Note 7(c) regarding employment contract commitments with related parties.

	(c)	On October 11, 2007, the Company made a short term loan to an outside director of the Company. The loan was repaid in full on November 1, 2007.

5.	Promissory Notes and Equity Certificates

On March 5, 2007 and April 5, 2007, the Company completed a debt financing (the “Financing”) consisting of the following consideration for gross proceeds of $2,190,000:

(a)

Promissory notes totalling $2,190,000, bearing interest at 10% per annum payable quarterly in arrears, secured against the Company’s tangible and intangible assets, repayable on the Maturity Date, being the earlier of September 30, 2007 and the third business day following the completion of a public offering or private placement resulting in gross proceeds of $5,000,000 or more (the “Qualified Offering”).

	(b)	As additional consideration for the loan the Company issued Equity Consideration Certificates which allow the holder, at the holder’s option, to receive either:

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

These Equity Consideration Certificates were considered a separate and direct finance fee and the estimated fair values were based on the estimated number of shares to be issued, 5,500,000 common shares valued at a combined average fair value of $0.3926 per share for $2,159,250 and the estimated value of the warrants to be issued, 5,500,000 warrants valued at a combined average fair value of $0.134 per warrant for $736,709. The warrants were valued pursuant to the Black-Scholes option pricing model using the following combined average input variables: fair value of stock price on grant date - $0.39; exercise price - $0.50; expected life – 1 year; volatility – 105%; annual expected dividends – nil; risk-free interest rate - 4.63% . The total value of the underlying shares and warrants totalling $2,895,959, a placement commission of $219,000, and expenses of $122,608 were included in deferred financing costs which totalled $3,237,567 which were subsequently charged to operations in the quarter ended June 30, 2007.

Power Air Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2007
(unaudited)

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

During the quarter ended December 31, 2005, the Company received common stock subscriptions for an additional 1,090,532 units at a price of $0.65 per unit for total additional proceeds of $708,846. These units were issued on November 30, 2005. On March 15, 2006, the Company received a common stock subscription for an additional 15,385 units at a price of $0.65 per unit for total additional proceeds of $10,000. These units were issued on March 15, 2006. Total units issued were 3,183,371 and total gross proceeds received were $2,069,191. A total of $278,081 of share issuance costs were incurred including $75,495 of legal costs and $202,586 of finders’ fees. Of these share costs, $155,035 was recorded in 2005 and the balance in 2006. Each unit consisted of one common share and one share purchase warrant. Each warrant entitles the holder to purchase an additional share of common stock at a price of $1.00 per share for a period of two years from the date of issuance. The Company has filed an SB-2 Registration Statement to remove the trading restrictions on the above shares and warrants.

	e)	Unit Private Placement - $1.10

On June 28, 2006 the Company issued 1,792,572 units at $1.10 per unit for gross proceeds of $1,971,829. Each unit consisted of one common share and one-half share purchase warrant. Each whole warrant (896,286 warrants in total) is exercisable into one common share at a price of $1.50 per share expiring June 28, 2008. The Company paid $127,583 for share issuance costs including $102,583 for finders’ fees and $25,000 for legal fees.

	f)	Equity Consideration Certificates Converted

The Company completed an equity financing, as disclosed in (b) and (c) above totalling $5,080,000 thus triggering immediate repayment of the promissory notes totalling $2,190,000 plus interest of $42,710. Also on June 5, 2007 the Equity Consideration Certificates were converted into 6,257,143 units at $0.345 per unit being the value of the Equity Certificates disclosed in Note 5. Each unit consisted of one common share and one common share purchase warrant to acquire one additional share at $0.50 per share expiring June 5, 2009. As the debt was extinguished the Company charged the related deferred finance costs of $3,237,567 to operations in the quarter ended June 30, 2007.

Power Air Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2007
(unaudited)

6.	Common Stock (Continued)

	g)	Stock Options

On April 1, 2006 the Board of Directors adopted a comprehensive “2006 Stock Incentive Plan” to issue stock-based compensation of up to 4,000,000 common shares including stock options, to officers, directors, employees and consultants of the Company. On October 16, 2006 the Board of Directors approved an increase of common shares authorized to be issued pursuant to the 2006 Stock Incentive Plan to 8,000,000 common shares.

A summary of the Company’s stock option activity is as follows:

		Weighted
		Average
		Exercise
	Number of	Price
	Options	$

Balance, September 30, 2007	3,115,000	0.62
Expired	(550,000)	0.68

Balance, December 31, 2007	2,565,000	0.61

The following table summarizes stock options outstanding at December 31, 2007:

	Outstanding		Exercisable
	Weighted	Weighted
	Average	Average		Weighted
	Remaining	Exercise		Average
Number of	Contractual	Price	Number of	Exercise Price
Shares	Life (years)		Shares

2,565,000	0.48	0.61	2,560,000	0.61

h)	Warrants

The following table summarizes warrants outstanding at December 31, 2007:

Number of	Exercise Price
Warrants		Expiry Date

20,542,857	0.50	June 5, 2009
15,385	1.00	March 15, 2008
896,286	1.50	June 28, 2008
21,454,528

Warrants outstanding having a weighted average remaining life of 1.62 years and a weighted average exercise price of $0.54. On November 30, 2007 a total of 1,090,532 warrants expired unexercised.

7.	Commitments and Contingencies

a)

PAT entered into a Limited Exclusive Patent License Agreement with the Regents of the University of California in March, 2001 (the “License Agreement”). Under the terms of the License Agreement the Company must prepay annual foreign filing fees and make minimum royalty payments of $100,000 due on February 28th , being two months after the start of each calendar year and each year thereafter until either party terminates the License Agreement. The fee for 2007 was paid in March, 2007. The fee is amortized quarterly. The License Agreement also provides for royalty payments ranging from 0.45% to 3.55% of net sales that incorporate the licensed ZAFC technology.

	b)	Lease commitments

(i)

On October 17, 2005, the Company entered into a long-term office and laboratory premises lease in Livermore, California. The term is for 30 months expiring October 31, 2008. The monthly base rent effective November 1,

Power Air Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2007
(unaudited)

7.	Commitments and Contingencies (continued)

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

c)

As at December 31, 2007 the Company is committed pursuant to five employment contracts including four officers and one employee of the Company. In total the annual commitment is $720,000, each having a 90-day termination clause.

d)

On September 27, 2006 the Company entered into a four phase Development and Pre-Manufacturing Agreement (the “Agreement”) with Mid States Tool and Machine Inc. of Decatur, Indiana (“Mid States”). Pursuant to the Agreement, Mid States will re-design, cost-reduce, tool and manufacture the ZAFC. The Company paid $25,000 upon execution of this Agreement and will issue 350,000 stock options, in phases, exercisable at $0.755 per share. Upon completion of Phase 1 (Planning) a total of 50,000 stock options will be granted. Upon starting Phase 2 (Engineering Prototype) a cash payment of $25,000 made and upon completion of Phase 2 an additional 100,000 stock options will be granted. A final payment of $27,000 will be made upon Mid States delivering 4 demonstration prototypes at the end of Phase 2. A total of 100,000 stock options will be granted at the completion of Phase 3 (Manufacturing Prototype) and Phase 4 (Pilot Production). The cash payments do not include the costs of materials, labour (at Mid States’ cost) or moulds. There have been no triggering events for the granting of the above options and the Company is in the process of renegotiating the time-lines and deliverables for the Mid-States Agreement to include Zinc Air Powerpacks (“ZPAC”) and ZAFC cells. It is still intended that Mid States will be the Company’s contract manufacturer for the initial ZPAC and ZAFC cells for use in the Company’s first commercial products in North America.

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

f)

The Company entered into an agreement with Elite Financial Communications Group, LLC (“Elite”) to manage all aspects of the Company’s investor and media relations program. The Company has paid Elite $21,000 for the period July 1, 2007 to September 30, 2007 and thereafter will pay a monthly amount of $8,500 to December 31, 2007 and thereafter will pay a monthly amount of $10,000. Elite will also receive a warrant to purchase up to 150,000 common shares at $0.45 per share vesting on July 16, 2007 and the right to acquire an additional 150,000 common shares vesting on January 13, 2008 at $0.60 per share. These warrants will expire July 16, 2009. These warrants have not been issued to date and accordingly their fair value has been recorded in accrued liabilities and charged to operations as a marketing and selling expense. The warrants were valued pursuant to the Black-Scholes option pricing model using the following input variables: fair value of stock price on grant date - $0.32; exercise price - $0.45; expected life – 2 years; volatility – 111%; annual expected dividends – nil; risk-free interest rate – 4.87%; and fair value of stock price on grant date - $0.20; exercise price - $0.60; expected life – 1.5 years; volatility – 130%; annual expected dividends – nil; risk-free interest rate – 2.58%. The resulting values were recorded as $24,587 and $10,310 respectively for a total of $34,897.

g)

On November 3, 2007 the Company signed a Collaborative Development Agreement (CDA) with the National Research Council of Canada (NRC) with an effective date of January 1, 2008 expiring December 31, 2009. Under the

Power Air Corporation
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2007
(unaudited)

7.	Commitments and Contingencies (continued)

terms of the CDA; the Company and NRC will develop an optimal non-noble catalyst, a support structure for the catalyst and a low cost process suited to mass production of the related air cathodes. The Company will have the exclusive right to commercially exploit the Intellectual Property arising from this collaboration in relation to Zinc Air- based energy systems and the first right of refusal in fields of use other than Zinc Air-based energy systems. The Company will pay NRC $256,840 over 18 months for services in 4 equal payments of $64,210 starting January 1, 2008. Both parties will review progress after 12 months to determine if results are promising enough to warrant continuation.

8.	Segment Disclosures

The Company operates as one operating segment which is in the business of developing, manufacturing and marketing fuel cell based commercial products. The Chief Executive Officer is the Company’s Chief Operating Decision Maker (CODM) as defined by SFAS 131, “Disclosure about Segments of an Enterprise and Related Information”. The CODM allocates resources and assesses the performance of the Company based on the results of operations.

Item 2. Plan of Operation

As used in this quarterly report: (i) the terms “we”, “us”, “our” and the “Company” mean Power Air Corporation and its wholly-owned subsidiaries, Power Air Tech, Inc. and Power Air (Canada) Corporation, unless the context otherwise requires; (ii) “SEC” refers to the Securities and Exchange Commission; (iii) “Securities Act” refers to the United States Securities Act of 1933, as amended; (iv) “Exchange Act” refers to the Unites States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

The following discussion of our plan of operations, results of operations and financial condition as at and for the three months ended December 31, 2007 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the three months ended December 31, 2007 included in this quarterly report, as well as our annual report on Form 10-KSB for the year ended September 30, 2007 and Form 10-QSB for the quarterly periods ended March 31, 2007 and June 30, 2007.

Overview

Name and Incorporation

Our Company was formed under the laws of the State of Nevada on August 26, 2004 under the name “Fortune Partners, Inc.” By an amendment to our Articles of Incorporation we changed our name to “Power Air Corporation” effective on December 22, 2005.

Our principal business offices are located at 4777 Bennett Drive, Suite E, Livermore, California, 94551, our telephone number is (925) 960-8777 and our facsimile number is (925) 960-9197.

We own 100% of the issued and outstanding share capital of Power Air Tech, Inc., which was formed under the laws of the State of Delaware in October of 1997, together with 50% of the issued and outstanding shares of Power Air (Canada) Corp. (“Power Air Canada”), which was formed under the laws of the Province of British Columbia, Canada, on December 12, 2005. Power Air (Canada) Corp. is considered a variable interest entity due to the Company’s control over the operations and 100% funding of costs to date, thus, is considered a 100% consolidated subsidiary.

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

Prior to the completion of the acquisition, the operations of Power Air Tech, Inc. focused on raising funds through a reverse merger with a public company, settling outstanding debt and maintaining its license with Lawrence Livermore National Laboratory (“LLNL”) in Livermore, California. Accordingly, we did not have any significant operating results in the year ended September 30, 2005.

Our Business

We hold the exclusive world-wide license for the development and commercialization of the zinc air fuel cell (“ZAFC”) technology developed through an extensive joint collaboration effort with Lawrence Livermore National

Laboratory (“LNLL”) and the United States Department of Energy (“DOE”). We also have exclusive world-wide rights to a second LLNL patent pertaining to a low-cost process for recovering zinc and converting it to pellet form for reuse in the ZAFC system. LLNL is a leading United States Government research and development facility located in Livermore, California.

Our ZAFC technology is a metal oxide fuel cell using simple physical chemistry. It uses a combination of atmospheric oxygen and zinc pellets in a liquid alkaline electrolyte mixture referred to as an “electrolyte” to generate electricity. The by-products from the chemical reaction are zinc oxide and potassium zincates. The electrolyte used in the ZAFC fuel cells is potassium hydroxide, a chemical which is readily available in commercial quantities. In operation, the fuel cell consumes all of the zinc; and is operationally quiet, providing instantaneous stable electrical energy with zero greenhouse gas emissions.

Our objective is to commercialize the ZAFC technology to the stage where the technology can be incorporated into ZAFC products that can be manufactured and sold for use in power supply commercial applications. We have completed initial development work on a prototype zinc air fuel cells incorporating our technology. We plan to continue this development work in order to develop products incorporating our ZAFC technology that can be commercially marketed to consumers and businesses. In pursing this objective, we plan to undertake strategic relationships with original equipment manufacturers (“OEMs”) who would incorporate our ZAFC technology into fuel cell products to be manufactured and sold by the OEM.

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

We anticipate that our working capital at December 31, 2007 together with a planned equity financing in early 2008 of a minimum of $2.4 million will be sufficient to enable us to complete the design, manufacture and testing of engineering prototypes and the design of a manufacturing prototype for the ZPAC. Our ability to complete the certification and pilot production of commercial ZPAC products, the commercial introduction of our ZPAC product, and the continued development of our ZAFC product will require that we obtain additional financing of a further $2.6 million before January 30, 2009.

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

Industry Background

Generic Fuel Cells

A fuel cell is an electrochemical device, which cleanly converts chemical energy of a fuel and oxidant directly into low voltage direct current (DC) electricity. A fuel cell produces electricity and heat using a “fuel source” and oxygen. There is no conversion into heat by combustion of the fuel, and no conversion into mechanical energy, as is the case of a heat driven generator system. Thus, the efficiency of fuel cells is not a function of operating temperature.

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

Initial commercialization efforts have focused on polymer electrolyte membrane (“PEM”) fuel cells that use hydrogen as a source of fuel. While PEM fuel cell prototypes have been tested in a variety of applications, conventional PEM fuel cells are costly to produce and operate, and the fuel (hydrogen) is difficult to distribute and store. These limitations have made commercialization of products powered by conventional PEM fuel cells difficult at present.

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

First-to-Market

Occasional use products, such as generator and battery substitutes for industrial, residential, and personal back-up power solutions, with low operating lifetime requirements:

  Emergency and portable power packs
  Emergency generators for residential and small business
  Uninterruptible Power Supply (“UPS”) back-up (PC’s, Servers, Data Centres)
  Telecom, Utility, Cable TV and Commercial Building back-up

Next-to-Market

Intermittent use products, such as longer running generators and light mobility vehicles, requiring longer operating life (ie: 10,000 hours and over) and on-board fuel storage and re-fuelling logistics:

  Alternate Power Units (“APUs”) that power non-drive train functions for trucks, boats, RV’s, and Military vehicles.
  Seasonal (ie: cabins, cottages) and special events power supply units.
  Light mobility fleet units such as forklifts, golf carts, scooters, airport ground support vehicles, military vehicles, small hybrid vehicles.

Last-to-Market

Continuous use products, requiring operating lifetimes to 40,000 hours and fuel infrastructure support in place:

  Co-Generation – residential or commercial heating and electricity supply using the existing natural gas (or other) infrastructure and reformers.
  Grid replacement and “peaker” products.
  Automobiles
  Large and Heavy Vehicles – e.g. Buses

Our Technology License Agreement

We hold our rights to the ZAFC technology pursuant to a limited exclusive patent license agreement between Power Air Tech and the Regents of the University of California (the “Regents”) dated March, 2001 (the “License Agreement”). Under the terms of the License Agreement, the Regents granted to Power Air Tech an exclusive, non-transferable, royalty-bearing license to make, use, sell, offer for sale and import products that incorporate the licensed patents in the United States and worldwide where the patent rights to the technology exist. The license rights are limited to a “field of use” described as the zinc air fuel technology for stationary and mobile applications. The Regents also granted to Power Air Tech the right to issue royalty-bearing sublicenses to third parties to the zinc air fuel technology for stationary and mobile applications.

The licensed patents are those inventions with respect to the ZAFC technology that are summarized as follows:

United States Patents Granted

Invention Disclosure Number	US Patent Number	Title	Inventors	Issue Date
8776	5,434,020	Continuous-feed Electrochemical Cell with Non-Packing Particulate Electrode	John F. Cooper	7/18/95
9407	5,578,183	Production of Zinc Pellets	John F. Cooper	11/26/96

Foreign Patents Granted

Invention Disclosure Number	AU Patent Number	Title	Inventors	Issue Date
9407	714879	Production of Zinc Pellets	John F. Cooper	5/4/00

Foreign Patent Applications

Invention Disclosure Number	International Serial Number	Title	Inventors	Issue Date
9407	Europe – 96916453.2 Japan – 534285/1996	Production of Zinc Pellets	John F. Cooper	5/10/96

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

Our Fuel Cell Technology

The Zinc Air Fuel Cell

Our fuel cell technology is a metal oxide fuel cell using simple physical chemistry. It uses a combination of atmospheric oxygen and zinc pellets in a liquid alkaline electrolyte mixture referred to as an “electrolyte” to generate electricity. The by-products from the chemical reaction are zinc oxide and potassium zincates. The electrolyte used in the ZAFC fuel cells is potassium hydroxide, a chemical which is readily available in commercial quantities. In operation, the fuel cell consumes all of the zinc; and is operationally quiet, providing instantaneous stable electrical energy with zero greenhouse gas emissions.

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

The ZAFC Stack

The zinc-air fuel cell is constructed in a modular form of unit cells known as a ZAFC stack. The ZAFC stack forms the base platform component of our planned products. The ZAFC stack incorporates individual unit cells into a stack of fuel cells in a configuration that will enable us to specifically design, engineer, package and brand a range of products that can be targeted at a range of applications suitable for the customers’ requirements. By designing and incorporating ZAFC stacks into our products, we will be able to provide customized power/energy requirements.

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

The ZAFC has refuelling capability in that the invariant materials (zinc and electrolyte) can be replaced during the discharge cycle. Topping up of ZAFC’s electrolyte storage tank and zinc hopper can be performed in minutes. The residual zinc oxide can be recycled.

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

Development of our Zinc Air Fuel Cell Technology

Historical Development

Our ZAFC technology was developed through a joint collaboration effort between Lawrence Livermore National Laboratory and the United States Department of Energy. LLNL is a leading United States Government research and development facility located in Livermore, California. LLNL created the ZAFC using internal support and additional support from the International Lead Zinc Research Organization and the U.S. Department of Energy. Prior to September 30, 2005, over $6.0 million had been invested in the technology. From 1992 to 1997 LLNL and the DOE spent over $1 million on the original research concept and development of the ZAFC. Between 1998 and 2005, the Company’s now largest shareholders invested a further $5 million to bring the ZAFC to the prototype level. In the fiscal year ended September 30, 2006, approximately $772,000 was spent in the development, engineering and testing of the technology.

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

Current State of Development

The following development of the technology and product concepts for ZAFC and ZPAC has been completed to date:

Phase	Description	Development Work Completed by:	Dates Work Completed
0	Initial Development of Zinc Air unit	LLNL, the Department of Energy and the International Lead Zinc Research Organization	1995
1	Patenting of cell design	LLNL	1995 and 1996
2	Experimentation with various air cathodes and sealants	LLNL and PAT	1998
3	Completion of multi-cell ZAFC unit for demonstration	LLNL and PAT	2000
4	Proof of Power Curve - successful testing of ZAFC	LLNL, PAT and Argonne National Laboratories	2001
5	Product Concept - ZAFC-based Emergency Backup Generator - ZPAC-based Portable Power Pack	Power Air Corporation	Q3/2006 Q3/2007

Phase	Description	Development Work Completed by:	Dates Work Completed
6	Program Concept - ZAFC-based Emergency Backup Generator - ZPAC-based Portable Power Pack		Ongoing Q4/2007

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

ZPAC – Project “Zorro”

Under an internally separate project (internally-named “Zorro”) two versions of the Emergency ZPAC, one for mobile devices and one for laptops, will be developed. Both products are being designed as packages with protective casing, connectors for the device (mobile or laptop) being charged, electronics to meet the minimum voltage requirements of the device, and any other customizable parts.

The unit will be activated by the presence of oxygen and can be stored by stopping oxygen from reaching the air cathode.

We plan to complete the following development work in order to achieve this objective:

Phase	Description of Development Phase	Description of Development Work	Planned Timing
7	Engineering Prototype	With input of OEM and Channel partners, we plan to complete the design, manufacture and testing of an engineering prototype based on our ZPAC design	May 2008
8	Engineering Verification	This phase will consist of further construction and field testing of engineering prototypes	July 2008
9	Manufacturing Prototype	With input from a manufacturing partner, we plan to design a commercial product with product design freeze and quality plan	October 2008

Phase	Description of Development Phase	Description of Development Work	Planned Timing
10	Manufacturing Verification	This phase will consist of the construction and beta testing of manufacturing prototypes and completion of plan for launching the product into the market-place including product certifications	November 2008
11	Pilot Production	This phase will consist of manufacturing pilot units of the product for shipping to channels and confirmation that our initial required cost and quality targets have been met	Fourth quarter of 2008

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

We plan to complete the following development work in order to achieve this objective:

Phase	Description of Development Phase	Description of Development Work	Planned Timing
6	Program Concept	We plan to complete the matching of engineering requirements and performance on key areas including electrolyte capacity and air cathode life – in parallel market opportunities will less stringent requirements will be evaluated and pursued if attractive;	Fourth quarter of 2008
7	Engineering Prototype	With input of an OEM, we plan to complete the design, manufacture and testing of an engineering prototype incorporating our ZAFC fuel cell technology	Mid-2009
8	Engineering Verification	This phase will consist of further construction and field testing of engineering prototypes	2009

Phase	Description of Development Phase	Description of Development Work	Planned Timing
9	Manufacturing Prototype	With input from a manufacturing partner, we plan to design a commercial product with product design freeze and quality plan	2010
10	Manufacturing Verification	This phase will consist of the construction and beta testing of manufacturing prototypes and completion of plan for launching the product into the market-place	2010
11	Pilot Production	This phase will consist of manufacturing pilot units of the product and confirmation that our initial required cost and quality targets have been met	2010

The above timetable is an estimate prepared by company management based on our plans and objectives as they presently exist, and there are a number of contingencies that could cause our timetable not to be met.

It should be noted that certain core technology development projects will be conducted in parallel with the core ZAFC stack commercialization to ensure the ongoing development of intellectual property, reduce the reliance on third party suppliers for key components, and extend the potential applications for ZAFC technology. One such project that has been identified is the “Zinc Air Cathode” project. The output of such projects may be 2 to 3 years in the future but will open up additional market sectors through extended lifetime and lower costs. In all cases, direct spending by the Company on such projects will be minimized through the use of government grants, tax incentives and co-development.

Zinc Air Cathodes

Historically, Air Cathodes for all of PAC’s development have been sourced from various third party vendors . The Air Cathode is a critical component in terms of performance, reliability and cost of any Zinc Air system. To date, PAC has found at least two vendors whose initial performance and projected costs meet target specifications. Concerns arise when looking at end-of-life and lifetime requirements, and being dependent on third parties for supply of a critical component of our end-user products. It is therefore seen as strategic to invest in the design of an Air Cathode specifically suited to PAC’s Zinc Air environment. In addition, this Air Cathode would be a product unto itself, giving PAC Intellectual Property protection and an additional revenue stream – through licensing or product sales.

As such, PAC has established an Air Cathode development project in collaboration with the National Research Council’s Institute for Fuel Cell Innovation in Vancouver. The two year project will be partially subsidized by the NRC, the Industrial Research Assistance Program (IRAP) and Scientific Research & Experimental Development tax credits. It will deliver a specialized electrode design (catalyst and support structure) that meets all of target product specs for Portable Emergency and UPS & Telecoms backup and also represents “patentable” Intellectual Property (“IP”). The project will also attempt to incorporate recent advances by National Laboratory partners in development of a reversible air cathode technology. Ideally both a lower cost, better performing, and longer lifetime primary Air Cathode and a revolutionary secondary Air Cathode would result.

The NRC Air Cathode project will not deliver a final result for at least 24 months and these outputs will still require 9 to 12 months of production design, test, and implementation before being ready for commercialization. As a result, production of prototypes (and the less demanding Emergency ZPAC’s) will continue using Air Cathodes from existing suppliers.

Subsequent Product Development

Assuming successful implementation of the 1.25 and 2.5 kW Portable Emergency Generator units, work will begin on a parallel path to develop UPS & Telecoms as well and Small Fleet products, as per OEM specifications/requirements.

In addition, work on the rechargeable versions of the ZPAC’s will be undertaken in parallel with the Portable Emergency generator assuming the Air Cathode project is able to deliver the necessary performance in a reversible configuration.

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

Prototyping and Testing

As we update the ZAFC design and complete our development work, we anticipate that many of the core components and materials will change. Each variation will require extensive single-cell and unit testing as well as forensic work. While it is reasonable to acquire some test and lab apparatus (load banks, etc.), we believe that many of the environmental tests may be more cost effectively undertaken in conjunctions with a third party. This is another of the reasons we have established a presence at the NRC’s Institute for Fuel Cell Innovation facility in Vancouver, Canada.

Manufacturing

We anticipate that manufacturing of any commercial products incorporating our core ZAFC stack technology will be undertaken by an OEM under agreement with us. At the same time, design of the products, especially design of the core ZAFC stack for the manufacturing prototype, will require extensive input from not only experienced designers and engineers, but also from experienced production staff. On September 27, 2006 the Company entered into a four phase Development and Pre-Manufacturing Agreement (the “Mid States Agreement”) with Mid States Tool and Machine Inc. of Decatur, Indiana (“Mid States”). Mid States is an established plastics tooling and machining company that has advanced computer aided design and manufacturing capability to allow for the easy iteration of designs during the prototyping phase. Pursuant to the Mid States Agreement, Mid States will re-design, cost-reduce, tool and manufacture the ZAFC. The Company is in the process of renegotiating the time-lines and deliverables for the Mid-States Agreement to include ZPAC cells. It is still intended that Mid States will be the Company’s contract manufacturer for the initial ZPAC and ZAFC cells for use in the Company’s first commercial products in North America.

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

National Research Council of Canada’s Institute for Fuel Cell Innovation

PAC has also established a Canadian subsidiary, Power Air (Canada) Corporation. On March 31, 2007 our Canadian subsidiary extended a premises lease for office and laboratory space at the National Research Council of Canada’s Institute for Fuel Cell Innovation (NRC-IFCI) in Vancouver, British Columbia, Canada. The NRC-IFCI is widely considered to have the world’s most advanced cluster of companies and organizations focused on fuel cell technologies. The lease expires on March 31, 2008 and the rent is CAD$2,165 per month. We believe that our presence at the NRC will provide us with the opportunity to interact with other leading companies and leverage both NRC resources (for testing and project development) and the vast pool of local talent to reduce cost and time to market.

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

We also plan to develop market awareness for the ZAFC through identifiable brand imaging by introducing our logo (with or without text) on all systems, similar to “INTEL inside”. The logo itself was derived by stylizing the company’s initials “PAC” in to a linked “P” for Power and “A” for Air inside a circulating “C” for Corporation, which also represents an electron or energy being released in the chemical process.

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

Competition

The Company faces competition from a number of companies some of which are larger and have greater resources than PAC. The Company’s competitors in the fuel cell industry include, among others, Fuel Cell Energy, Inc., Electric Fuel Corporation, and PowerZinc Corporation. In addition, the Company will be attempting to displace established technology such as alkaline, lithium and lead-acid batteries and internal combustion engines in many of the markets it enters, which have many companies that are established in these markets with greater resources than the Company. See “Risk Factors”.

ZPAC Portable Power Pack Competition

Unlike generator (which are dominated by fossil fuels including gasoline and diesel) within the battery sector, there are a number of alternative chemistries – including Zinc Air. Zinc-Air has some significant advantages over the nearest competitors in terms of Energy/Volume and Energy/Weight – this extends to cost since Lithium is scarce and therefore more expensive. It should be noted that Zinc Air does not currently work well in a Secondary configuration.

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

ZAFC Emergency Generator Competition

Incumbent portable generators from McCullough, Briggs & Stratton, Coleman and Honda are well priced at between $120 and $600 per kW for the end-user product. However, the higher end, quieter models such as the Honda EU3000 are premium priced and in greatest demand for home use. In addition to virtually silent operation, Power Air’s ZAFC-based products will have the advantages of indoor siting, no emissions, no fire hazard, no explosion hazard, no burn hazard (ie: to touch it when in operation), and recyclable fuel. To compete against incumbent portable generators, the OEM will have to offer the end-user a product at a reasonable premium, considering the advantages above, to the higher end portable generator price.

To compete against higher end fossil fuel portable generators, at an average of about $600 per kW, we believe a “Green” OEM alternative needs to deliver 1500+ hours of lifetime, 4 to 6 hours run-time at full load, and an end user price of:

•	Introduction:	$1000 - $1200 per kW
•	Market Penetration:	$800 - $1000 per kW
•	Mass Market:	$600 - $800 per kW

Employees

We currently have 14 full-time employees and 3 part-time employees.

Subsidiaries

We own 100% of the issued and outstanding share capital of Power Air Tech, Inc., which was formed under the laws of the State of Delaware in October of 1997. We also own 50% of the issued and outstanding shares of Power Air (Canada) Corp., which was formed under the laws of the Province of British Columbia, Canada, on December 12, 2005. Power Air (Canada) Corp. is considered a variable interest entity due to the Company’s control over the operations and 100% funding of costs to date, thus, is considered a 100% consolidated subsidiary.

Results of Operations

Three months ended December 31, 2007 Compared to the Three months ended December 31, 2006

The following table sets out our consolidated loss during the three months ended December 31, 2007 and 2006, respectively:

	Three Months	Three Months
	Ended	Ended
	December 31, 2007	December 31, 2006
	(Unaudited)	(Unaudited)
	$	$
Expenses
Amortization of property and equipment	21,773	9,429
Development and engineering	319,556	348,400
General and administration	330,981	522,170
License fees	25,000	25,000
Marketing and selling	139,914	137,532
Interest and finance fees	-	-
Total Expenses	837,224	1,042,531

Net Loss	(837,224)	(1,042,531)

The Company recorded a net loss of $837,000 for the three months ended December 31, 2007 as compared to a net loss of $1,043,000 for the period ended December 31, 2006, a net decrease of $206,000. The decrease in net loss was due to the following significant components: a reduction in general and administrative expenses by $192,000, a reduction in investor relations consulting cost by $176,000 and a reduction of $65,000 in stock based compensation. Offsetting these reductions was an increase in salaries of $30,000 and an increase in director fees of $10,000. Development and engineering costs were reduced by from $348,000 to $319,556 primarily by a reduction of spending on laboratory materials and supplies by $34,000 from $103,000 to $69,000. Depreciation expenses increased $12,000 due to increased purchase of laboratory equipment.

Liquidity and Capital Resources

The following table sets forth our cash and working capital as of December 31, 2007.

	As of	As of
	December 31,	September 30,
	2007	2007
	(Unaudited)	(Audited)

Cash reserves	$1,367,497	$2,260,326

Working capital (deficiency)	$1,308,728	$2,238,964

We plan to spend approximately $3.5 million over the next twelve months in carrying out our plan of operations.

During the next 12 months we anticipate that we will not generate any revenue. We had a working capital of $1,308,728 at December 31, 2007.

On March 5, 2007 and April 5, 2007, the Company completed a debt financing (the “Financing”) consisting of the following consideration for gross proceeds of $2,190,000:

(a)

Promissory notes totalling $2,190,000, bearing interest at 10% per annum payable quarterly in arrears, secured against the Company’s tangible and intangible assets, repayable on the Maturity Date, being the earlier of September 30, 2007 and the third business day following the completion of a public offering or private placement resulting in gross proceeds of $5,000,000 or more (the “Qualified Offering”). A placement commission of $219,000 and expenses of $20,000 were included in deferred financing costs.

(b)

As additional consideration for the loan the Company issued Equity Consideration Certificates having an estimated fair value of $3,017,099, which allow the holder, at the holder’s option, to receive either:

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

These Equity Consideration Certificates were considered a separate and direct finance fee and the estimated fair values were based on the estimated number of shares to be issued, 5,475,000 common shares valued at $0.40 per share for $2,190,000 and the estimated value of the warrants to be issued, 5,475,000 warrants of $867,849 based on a fair value price of $0.1585 per warrant using the Black Scholes Option pricing Model using the following input variables: fair value of stock price on grant date - $0.39; exercise price - $0.50; expected life – 1 year; volatility – 121%; annual expected dividends – nil; risk-free interest rate - 4.63% . The total value of $3,017,099 was added to deferred financing costs. The Company also issued equity certificates valued at $14,418, which was added to deferred financing costs for reimbursement of expenses incurred by the placement agent.

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

Also on June 5, 2007, we issued an aggregate of 14,285,716 units (each a “Unit”) at a price of $0.35 per Unit for total gross proceeds of $5,000,000 in a private placement (the “Private Placement Offering”), with each Unit being comprised of one share of common stock and one non-transferable share purchase warrant (each a “Warrant”) of the Company, and with each Warrant entitling the holder to purchase one additional share of common stock of the Company at an exercise price of $0.50 per share from the date of issuance to the date of expiry on June 5, 2009. The 14,285,716 Units were sold to purchasers who were offshore pursuant to Regulation S under the United States Securities Act of 1933, a amended (the “Securities Act”).

As the Private Placement Offering constituted a Qualified Offering, on June 5, 2007, we also issued an aggregate of 6,257,118 Units to the lenders under the Financing on the same terms and conditions as the Private Placement Offering for no additional consideration.

We anticipate that the above financings that are included in our cash on hand at December 31, 2007 of $1,367,497 will be sufficient to enable us to complete the product and program concept phase and begin the design, manufacture and testing of engineering prototypes. Our cash needs for the next twelve months is $3.5 million and we will need to complete a planned equity financing of a minimum $2.4 million in early 2008 in order to complete the design, manufacturing and testing of engineering prototypes for the ZPAC product and the design, manufacturing, and testing of manufacturing prototypes for the ZPAC product. Our ability to complete the certification and pilot production of commercial ZPAC products, the commercial introduction of our ZPAC product, and the continued development of our ZAFC product will require that we obtain additional financing of a further $2.6 million before January 30, 2009.

The Company currently has no sources of revenue to provide incoming cash flows to sustain future operations. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to enter into OEM joint venture agreements, to raise additional equity financing and generate revenue, cash flow and attain profitable operations. There can be no assurance that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at December 31, 2007, the Company had accumulated losses of $18,960,834 since inception. The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Operating Activities

Operating activities in the three months ended December 31, 2007 used cash of $778,044, which reflect our recurring operating losses.

Investing Activities

In the three months ended December 31, 2007 investing activities used cash of $114,785 to purchase property and equipment.

Financing Activities

There were no financing activities in the three months ended December 31, 2007.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

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

Variable Interest Entity

The Financial Accounting Standards Board (“FASB”) finalized FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities – An Interpretation of ARB51” (“FIN46R”) in December 2003. FIN46R expands the scope of ARB51 and can require consolidation of “variable interest entities” (“VIEs”). Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. On May 31, 2006 the Company’s inactive Canadian subsidiary, Power Air (Canada) Corp. was 50% owned by a Canadian resident individual and 50% owned by the Company. On June 1, 2006 this subsidiary became active and Power Air (Canada) Corp. began conducting scientific research and experimental development activities in Canada and will apply for Canadian Scientific Research and Experimental Development tax credits. The Company funds 100% of the expenditures and is at risk for 100% of its losses and as a result is the party with the controlling financial interest and the primary beneficiary. Power Air (Canada) Corp. has no other financing other than amounts received from Power Air Corporation.

Research and Development Expenditures

Due to the Company’s lack of revenues and forecast of significant capital required to develop a market for its products, the net realizable value of prototype material and intangible assets is not reasonably determinable. Accordingly, all research and development expenditures under Cooperative Research and Development Agreement (CRADA) contracts, including the costs of prototype material and the cost of obtaining intangible assets such as patents, have been charged to operations.

Revenue Recognition

The Company will recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.” Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided and collectibility is reasonably assured.

The Company has not generated any revenue since inception on October 15, 1997. The Company plans to receive funding from OEMs to engineer products to OEM specifications. The Company then plans to receive license and product fees under OEM contracts. Revenue recognition will be specific to the terms of the contracts and will thus be determined in a later period.

Stock-Based Compensation

Prior to January 1, 2006 the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company’s employee stock options was less than the market price of the underlying common stock on the date of grant. The Company also had adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. In March 2005 the SEC issued SAB No. 107, Share-Based Payment (“SAB 107”) which provides guidance regarding the interaction of SFAS 123R and certain SEC rules and regulations. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments” using the modified retrospective transition method. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. The Company has estimated the fair value of each award as of the date of grant or assumption using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company’s stock price. Although the Black-Scholes model meets the requirements of SFAS 123R and SAB 107, the fair values generated by the model may not be indicative of the actual fair values of the Company’s awards, as it does not consider other factors important to those share-based payment awards, such as continued employment, periodic vesting requirements, and limited transferability.

The Company had no outstanding stock options or unvested share based payments as of this date and prior to December 31, 2006. Accordingly, there was no effect on the Company’s previously reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

On April 1, 2006 the Board of Directors adopted a comprehensive “2006 Stock Incentive Plan” to issue stock-based compensation, including stock options, to officers, directors, employees and consultants of the Company. Also on April 1, 2006 the Board of Directors passed a resolution to grant 2,550,000 stock options to certain officers, directors, employees and consultants. On June 15, 2006 an additional 200,000 stock options were granted to the Company’s new Chief Executive Officer, which are also exercisable at $0.65 for a period of two years. On July 31, 2006 and August 16, 2006, the Board of Directors passed a resolution to grant 135,000 stock options to employees. In addition, on April 1, 2006 and August 15, 2006, 1,000,000 stock options were issued to certain consultants.

Foreign Currency Transactions/Balances

The Company’s functional and reporting currency is the United States dollar. Foreign currency transactions mainly occur in Canadian currency, and management has adopted SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in Canadian dollars are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in Canadian currencies are translated at rates of exchange in effect at the date of the transaction. Any gain or loss on foreign currency translation is included in operations. To date, such amounts have not been significant.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. Management is in the process of evaluating the impact SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. Management is in the process of evaluating the impact SFAS 160 will have on the Company’s financial statements upon adoption.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our audited financial statements for the period from inception to December 31, 2007 have been prepared assuming that we will continue as a going concern. We have incurred operating losses totalling $18,960,834 since inception and, as a result, our auditors have expressed substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Because we have not earned any revenues from operations, all our capital requirements have been met through financing and it is not certain we will be able to continue to find financing to meet our operating requirements.

Notwithstanding the recent completion by us of our private placement financings, we will need to obtain additional financing in order to pursue our business plan. As of December 31, 2007, we had cash on hand of $1,367,497 and working capital of $1,308,728. Our business plan calls for significant expenses in connection with the development of our ZAFC technology and new ZPAC product. Our capital requirements have been and will continue to be significant. We will be dependant on future financing to fund our research and development as well as other working capital requirements. We estimate that our current working capital will support our activities for no more than five months. After that time we will need additional financing. However, there can be no assurance that such financing will be forthcoming or that it will result in sufficient capital for us to meet our current and expected working capital needs. It is not anticipated that any of our officers, directors or current shareholders will provide any significant portion of our future financing requirements. Furthermore, in the event that our plans change, our assumptions change or prove inaccurate, or our capital resources prove to be insufficient to fund operations, we could be required to seek additional financing sooner than currently anticipated, or in greater amounts than is currently anticipated. Any inability to obtain additional financing when needed would have a material adverse effect on us, including possibly requiring us to significantly curtail or possibly cease our operations. In addition, any future equity financing may involve substantial dilution to our existing shareholders.

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

Even if we are able to successfully develop products incorporating our ZAFC fuel cell technology or ZPAC design, our inability to successfully manufacture these products, either ourselves or through OEM’s with whom we may enter into strategic relationships, would result in our inability to commercialize our technology and achieve revenues .

To successfully commercialize our ZAFC fuel cell technology and ZPAC products, we must develop, either ourselves or through OEM’s with whom we may enter into strategic relationships, the ability to manufacture our products in quantities in compliance with regulatory requirements and at an acceptable cost. We have no long-term experience in manufacturing products and could experience difficulties in development or manufacturing that could impair our ability to successfully commercialize products incorporating our ZAFC fuel cell technology or based on our ZPAC design. Moreover, there can be no assurance that we or OEM’s with whom we enter into strategic relationships will be successful in scaling up manufacturing operations sufficient to produce our products in sufficient volume and at acceptable manufacturing costs to generate market acceptance.

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

We have established relationships with third party suppliers, upon whom we rely to provide materials and components for our products. A supplier’s failure to supply materials or components in a timely manner, or to supply materials and components that meet our quality, quantity or cost requirements, or our inability to obtain substitute sources for these materials and components in a timely manner or on terms acceptable to us, could harm our ability to manufacture our products. To the extent that the processes which our suppliers use to manufacture the materials and components are proprietary, we may be unable to obtain comparable materials or components from alternative suppliers, and that could adversely affect our ability to produce viable fuel cell products at a reasonable price or significantly raise our cost of producing such products. In addition, zinc is a key component of our fuel cells. While we do not anticipate significant near or long term shortages in the supply of zinc, increases in the price of zinc could adversely affect our ability to produce commercially viable zinc air products, or significantly raise our cost of producing such products.

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

Because product liability is inherent in the Company’s industry and insurance is expensive and difficult to obtain, the Company may be exposed to large lawsuits.

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

Our common stock is traded on the NASD Over-the-Counter Bulletin Board (the “OTCBB”). Investors may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our common stock than would otherwise be the case if our common stock was listed on a more recognized stock exchange or quotation service. In addition, trading in our common stock is currently subject to certain rules under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a “penny stock.” Penny stocks are generally non-NASD equity securities with a market price less than $5.00 per share. The penny stock rules require broker-dealers selling penny stocks to make certain disclosures about such stocks to purchasers thereof, and impose sales practice restrictions on broker-dealers in certain penny stock transactions. The additional burdens imposed upon broker-dealers by these rules may discourage them from effecting transactions in our common stock, which could limit the liquidity of the common stock and the ability of our stockholders to sell their stock in the secondary market.

Four of our seven directors and two of our three senior officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

Four of our seven directors and two of our three senior officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on our directors or officers, or enforce within the United States or Canada any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them. In addition, investors may not be able to commence an action in a Canadian court predicated upon the civil liability provisions of the securities laws of the United States. The foregoing risks also apply to those experts identified in this annual report that are not residents of the United States.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and the NASD’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission (the “SEC”) has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock. In addition to the “penny stock” rules promulgated by the SEC, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-

dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 1. Legal Proceedings

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March and April of 2007 we completed a private placement (the “Private Placement”) by the Company of promissory notes for $2,190,000 (the “Notes”) and securities (“Equity Consideration Certificates”). The Notes have a interest rate of 10% per annum payable quarterly commencing May 31, 2007 and due on the earlier of: (i) September 30, 2007 or (ii) the third business day following the completion of an underwritten public offering or a private placement by the Company resulting in gross proceeds of $5 million or more (the “Qualified Offering”). Repayment of the Notes will be secured by a lien on all tangible and intangible assets of the Company and each of its subsidiaries to be evidenced by a security agreement and a security and pledge agreement from the Company for 100% of the stock in each of its subsidiaries. Each Purchaser also received an Equity Consideration Certificate in an amount equal to such purchaser’s Note. The Equity Consideration Certificate will entitle the purchaser to receive either “Primary Equity Consideration” or “Alternate Equity Consideration”. The “Primary Equity Consideration” consists of the identical securities that the Company will sell in its next Qualified Offering. The number of such securities to be received by each purchaser shall be the result obtained by dividing 100% of the original principal amount of the Note purchased by such purchaser in this offering by the price of the security, or package of securities, sold by the Company in the Qualified Offering. The Equity Consideration shall be delivered to the purchaser (or its transferee or assignee) within three business days following the closing of the Qualified Offering. The “Alternate Equity Consideration” consist of that number of shares of common stock of the Company that equal the principal amount of the Notes divided by $0.40 plus an equal number of non-callable warrants exercisable at $0.50 per share for a period of seven years from such issuance, which will have a cashless exercise feature if, at any time after one year from the first closing of the Private Placement, the underlying shares of common stock are not covered by an effective registration statement with a current prospectus available. The Alternate Equity Consideration will be issued to the Purchasers on the first business day following the later of September 30, 2007 or an extended maturity date, if a Qualified Offering shall not have occurred by such date. The Notes were sold to the purchasers who purchased as “accredited investors” as that term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended. Pursuant to an agreement (the “Financing Agreement”) dated for reference March 5, 2007 among the Company and Paulson Investment Company, Inc. and High Capital Funding, LLC (together, the “Placement Agents”), as amended, the Placement Agents acted as agents of the Company for the Private Placement.

On June 5, 2007 the Company received $80,000 and will issue 200,000 common shares pursuant to a private placement of common shares at $0.40 per share to an offshore purchaser.

Also on June 5, 2007, we issued an aggregate of 14,285,716 units (as previously defined, each a “Unit”) at a price of $0.35 per Unit for total gross proceeds of $5,000,000 in a private placement (as previously defined, the “Private Placement Offering”), with each Unit being comprised of one share of common stock and one non-transferable share purchase warrant (as previously defined, each a “Warrant”) of the Company, and with each Warrant entitling the holder to purchase one additional share of common stock of the Company at an exercise price of $0.50 per share from the date of issuance to the date of expiry on June 5, 2009. The 14,285,716 Units were sold to purchasers who were offshore pursuant to Regulation S under the United States Securities Act of 1933, a amended (the “Securities Act”).

As the Private Placement Offering constituted a Qualified Offering, on June 5, 2007, we also issued an aggregate of 6,257,118 Units to the lenders under the Financing on the same terms and conditions as the Private Placement Offering for no additional consideration.

On July 16, 2007, we entered into an agreement with Elite Financial Communications Group, LLC (“Elite”) to manage all aspects of our investor and media relations program (the “Elite Agreement”). Pursuant to the Elite Agreement, an aggregate of 300,000 non-transferable common stock purchase warrants (each a “Warrant”) to purchase up to an equivalent number of common shares of Power Air (each a “Warrant Share”) has been issued to Elite in the following manner and with the following exercise and vesting terms as set forth in the Agreement: (a) an initial 150,000 of the Warrants (the “Initial Warrants”) on July 16, 2007, with each such Initial Warrant being exercisable for one Warrant Share of Power Air for the period commencing on July 16, 2007 and expiring at 5:00 p.m. (Livermore, California, time) on the date which is two years from the effective date of Power Air’s proposed registration statement, if any, pursuant to which the Warrant Shares underlying the Initial Warrants are to be proposed for registration under the United States Securities Act of 1933, as amended (the “Securities Act”; and such time period, the “Warrant Exercise Period”), at an exercise price of $0.45 per Warrant Share during the Warrant Exercise Period; and (b) the final 150,000 of the Warrants (the “Final Warrants”) will be issued to Elite and vest on the 181st day following July 16, 2007 with each such Final Warrant then being exercisable for one Warrant Share of Power Air during the same Warrant Exercise Period at an exercise price of $0.60 per Warrant Share. Power Air also agreed to issue to Elite piggyback registration rights for the common shares underlying the warrants, whereby these shares will be registered for resale by Elite on the first applicable registration statement filed by Power Air with the Securities and Exchange Commission. The term of the Warrants expire 24 months from the date the registration statement registering the shares underlying the Warrants is deemed effective. This issuance of the Warrants was completed on a private placement basis pursuant to the terms of the Agreement by Power Air to Elite as an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote during the three months ended December 31, 2007.

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

10.8	Form of the Subscription Agreement between the Company and each of the purchasers for the Note and the Equity Consideration Certificates.(6)

10.9	Form of the $0.35 Unit Private Placement Subscription Agreement between the Company and each of the purchasers of the Units under the Private Placement Offering.(7)

10.10	Form of the Non-U.S. Share Purchase Warrant Certificate utilized with the Private Placement Offering. (7)

10.11	Service Agreement dated July 16, 2007 between the Company and Elite Financial Communications Group, LLC regarding the Company’s investor and media relations program.(8)

21.1	Subsidiaries of the Company:

Power Air Tech, Inc. (Delaware) (100%) Power Air (Canada) Corp. (British Columbia) (50%)

31.1	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 21, 2007.

31.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 21, 2007.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 21, 2007.

(1)	Previously filed with the SEC as an exhibit to our Registration Statement on Form SB-2 as originally filed with the SEC on December 2, 2004.

(2)	Previously filed with the SEC as an exhibit to our Current Report on Form 8-K as originally filed with the SEC on October 7, 2005.

(3)	Previously filed with the SEC as an exhibit to our Form SB-2 as originally filed with the SEC on June 12, 2006.

(4)	Previously filed with the SEC as an exhibit to our Form S-8 as originally filed with the SEC on July 3, 2006.

(5)	Previously filed with the SEC as an exhibit to our Form 10-QSB as originally filed with the SEC on February 14, 2007.

(6)	Previously filed with the SEC as an exhibit to our Form 8-K as originally filed with the SEC on April 16, 2007.

(7)	Previously filed with the SEC as an exhibit to our Form 8-K as originally filed with the SEC on June 5, 2007.

(8)	Previously filed with the SEC as an exhibit to our Form 8-K as originally filed with the SEC on July 16, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER AIR CORPORATION

/s/ H. Dean Haley
H. Dean Haley
Executive Chairman, President, Chief Executive Officer
Chief Operating Officer and Principal Executive Officer

Date: February 14, 2008.

/s/ Alan Campbell
Alan Campbell
Secretary, Treasurer, Chief Financial Officer and
Principal Accounting Officer

Date: February 14, 2008.