Form 10QSB
period 2008-03-31
POWER AIR CORP
filed 2008-05-14
CIK 1310261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
..

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   66,453,675 shares of Common Stock as of May 12, 2008.

Transitional Small Business Disclosure Format (Check one):   Yes  ☐
   No  ☒
..

POWER AIR CORPORATION

Quarterly Report On Form 10-QSB

For The Quarterly Period Ended March 31, 2008

FORWARD-LOOKING STATEMENTS

This Form 10-QSB for the quarterly period ended March 31, 2008 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, our Annual Report on Form 10-KSB for the year ended September 30, 2007. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The following unaudited interim consolidated financial statements of Power Air Corporation are included in this Quarterly Report on Form 10-QSB:

Description

Page

Consolidated Balance Sheets as at March 31, 2008 and September 30, 2007:

4

Interim Consolidated Statements of Operations for the Six and Three Months Ended March 31, 2008 and 2007 and for the Period from October 15, 1997 (Date of Inception) to March 31, 2008:

5

Interim Consolidated Statements of Cash Flows for the Six and Three Months Ended March 31, 2008 and 2007:

6

Interim Consolidated Statement of Stockholders' Equity from October 15, 1997 (Date of Inception) to March 31, 2008:

7

Notes to Interim Consolidated Financial Statements:

8

Power Air Corporation

(A Development Stage Company)

Consolidated Balance Sheets

 March 31,
2008
$
(Unaudited)

 September 30,
2007
$

ASSETS

Current Assets

Cash and cash equivalents

748,258

2,260,326

Other current assets

134,764

138,513

Total current assets

883,022

2,398,839

Property and Equipment (Note 3)

373,360

296,510

Total Assets

1,256,382

2,695,349

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable

220,003

143,209

Accrued liabilities (Note 4(d))

132,733

16,666

Total current liabilities

352,736

159,875

Commitments and Contingencies (Note 7)

Stockholders' Equity

 Common Stock (Note 6), 375,000,000 shares authorized, $0.001 par value; 66,453,675 and 45,348,318 shares issued and outstanding, respectively

66,453

66,453

Additional Paid-In Capital

20,592,631

20,592,631

Deficit Accumulated During the Development Stage

(19,755,438)

(18,123,610)

Total Stockholders' Equity

903,646

2,535,474

Total Liabilities and Stockholders' Equity

1,256,382

2,695,349

(The Accompanying Notes are an Integral Part of These Financial Statements)

Power Air Corporation

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

 Three
Months
Ended
March 31,
2008
$

 Three
Months
Ended
March 31,
2007
$

 Six Months
Ended
March 31,
2008
$

 Six Months
Ended
March 31,
2007
$

 From
October 15, 1997
(Date of Inception)
to March 31,
2008
$

Expenses

Depreciation

24,210

10,225

45,983

19,654

111,392

Development & engineering (Note 8)

204,464

206,409

524,020

554,809

4,550,574

General and administration

510,693

297,306

841,674

819,476

9,662,743

License fees

28,245

27,830

53,245

52,830

489,608

Marketing and selling

61,392

170,567

201,306

308,099

1,536,006

Interest and finance fees

(34,400)

296,148

(34,400)

296,148

3,405,115

Total Expenses

794,604

1,008,485

1,631,828

2,051,016

19,755,438

Net Loss

(794,604)

(1,008,485)

(1,631,828)

(2,051,016)

(19,755,438)

Net Loss Per Share - Basic and Diluted

(.01)

(.02)

(.02)

(.05)

Weighted Average Shares Outstanding

66,453,675

45,611,818

66,453,675

45,563,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Power Air Corporation

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

 Six Months Ended
March 31,
2008
$

 Six Months Ended
March 31,
2007
$

Operating Activities

Net loss

(1,631,828)

(2,051,016)

 Adjustments to reconcile net loss to cash used in operating activities:

Amortization of deferred financing costs

-

268,007

Depreciation

45,983

19,654

Shares issued for consulting services

-

100,625

Stock-based compensation

-

111,815

Changes in operating assets and liabilities:

Other current assets

3,749

(77,245)

Accounts payable and accrued liabilities

192,861

90,218

Net Cash Used in Operating Activities

(1,389,235)

(1,537,942)

Investing Activities

Purchase of property and equipment

(122,833)

(27,045)

Net Cash Used in Investing Activities

(122,833)

(27,045)

Financing Activities

Proceeds from related party loans

-

107,094

Repayment of related party loans

-

(67,094)

Proceeds from debt financing

-

2,075,000

Debt issuance costs

-

(157,500)

Net Cash Provided by Financing Activities

-

1,957,500

Increase (Decrease) in Cash

(1,512,068)

392,513

Cash, Beginning of Period

2,260,326

924,928

Cash, End of Period

748,258

1,317,441

Supplemental Disclosures

Interest paid

13,873

Equity certificates issued for deferred financing costs

-

1,996,866

(The Accompanying Notes are an Integral Part of These Financial Statements)

Power Air Corporation

(A Development Stage Company)

Consolidated Statement of Stockholder's Equity

From October 15, 1997 (Date of Inception) to March 31, 2008

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

-

-

2,159,250

Warrants issued pursuant to conversion of equity certificates (Note 6(f))

-

-

736,709

-

-

736,709

Fair value of vested stock options

-

-

198,483

-

-

198,483

Net loss

-

-

-

-

(6,884,902)

(6,884,902)

Balance, September 30, 2007

66,453,675

66,453

20,592,631

-

(18,123,610)

2,535,474

Net loss

-

-

-

(1,631,828)

(1,631,828)

Balance, March 31, 2008

66,453,675

66,453

20,592,631

(19,755,438)

903,646

(The Accompanying Notes are an Integral Part of These Financial Statements)

POWER AIR CORPORATION

(a Development Stage Company)

Notes to the Financial Statements

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

The ZAFC uses a combination of oxygen and zinc pellets in a liquid alkaline mixture that generates electricity and at the same time creates residual zinc oxide that can be recycled back into reusable zinc, via electrolysis, so that it can again be used to create zinc pellets which can again be fed into the ZAFC stack.

The Company is a development stage company as defined by Statement of Financial Accounting Standards ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises". In a development stage company, management devotes most of its activities in developing a market for its products. The Company is presently in its developmental stage and currently has no sources of revenue to provide incoming cash flows to sustain future operations. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to enter into Original Equipment Manufacturer ("OEM") joint venture agreements, to successfully complete technology and product development activity, to raise additional equity financing and generate revenue, cash flow and attain profitable operations. Management has plans to seek additional capital through equity offerings. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at March 31, 2008, the Company has working capital of $530,286 and accumulated losses of $19,755,438 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

POWER AIR CORPORATION

(a Development Stage Company)

Notes to the Financial Statements

(unaudited)

b)     Variable Interest Entity

The Financial Accounting Standards Board ("FASB") finalized FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities-An Interpretation of ARB51" ("FIN46R") in December 2003. FIN46R expands the scope of ARB51 and can require consolidation of "variable interest entities" ("VIEs"). Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. On May 31, 2006 the Company's inactive Canadian subsidiary, Power Air (Canada) Corp. was 50% owned by a Canadian resident individual and 50% owned by the Company. On June 1, 2006 this subsidiary became active and Power Air (Canada) Corp. began conducting scientific research and experimental development activities in Canada and will apply for Canadian Scientific Research and Experimental Development tax credits. The Company funds 100% of the expenditures and is at risk for 100% of its losses and as a result is the party with the controlling financial interest and the primary beneficiary. Power Air (Canada) Corp. has no other financing other than amounts received from Power Air Corporation. As a result of the above, accumulated losses for the period from June 1, 2006 to March 31, 2008 of $1,361,727 has been included in the consolidated financial statements.

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

f)     Development and Engineering Expenditures

Due to the Company's lack of revenues and forecast of significant capital required to develop products and a market for its products, the net realizable value of prototype material and intangible assets is not reasonably determinable. Accordingly, all research and development expenditures under Cooperative Research and Development Agreement (CRADA) contracts, including the costs of prototype material and the cost of obtaining intangible assets such as patents, have been charged to operations.

POWER AIR CORPORATION

(a Development Stage Company)

Notes to the Financial Statements

(unaudited)

Scientific Research and Experimental Development ("SR&ED") investment tax credits from the Canadian Government are accounted for as a recovery of development and engineering expenditures in the period the claim is received.

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

(a Development Stage Company)

Notes to the Financial Statements

(unaudited)

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

POWER AIR CORPORATION

(a Development Stage Company)

Notes to the Financial Statements

(unaudited)

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for uncertainty in Income Taxes," ("FIN 48") an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the entities recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company adopted FIN 48 on January 1, 2007 and it has not had an impact on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements".  The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007.  The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

3.     Property and Equipment

 Cost
$

 Accumulated
Depreciation
$

 Net Carrying
Value
March 31
2008
$

 Net Carrying
Value
September 30
2007
$

Computer hardware

51,108

17,496

33,612

36,937

Computer software

12,901

3,647

9,254

7,924

Furniture, equipment and machinery

353,399

75,795

277,604

194,643

Leasehold improvements

66,779

13,889

52,890

57,006

484,187

110,827

373,360

296,510

4.     Related Party Transactions and Balances

(a)    Directors' fees of $30,000 were charged to operations. Unpaid director's fees of $58,333 are due to five directors at March 31, 2008.

(b)     See Note 7(c) regarding employment contract commitments with related parties.

POWER AIR CORPORATION

(a Development Stage Company)

Notes to the Financial Statements

(unaudited)

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

POWER AIR CORPORATION

(a Development Stage Company)

Notes to the Financial Statements

(unaudited)

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

 A summary of the Company's stock option activity is as follows:

Number of Options

 Weighted
Average
Exercise
Price
$

Balance, September 30, 2007

3,115,000

0.62

Expired

(1,300,000)

0.66

Balance, March 31, 2008

1,815,000

0.59

POWER AIR CORPORATION

(a Development Stage Company)

Notes to the Financial Statements

(unaudited)

 The following table summarizes stock options outstanding at March 31, 2008:

Outstanding

Exercisable

Number of Shares

 Weighted
Average
Remaining
Contractual
Life (years)

 Weighted
Average
Exercise Price
$

 Number of
Shares

 Weighted
Average
Exercise Price
$

1,815,000

0.31

0.59

1,815,000

0.59

h)     Warrants

 The following table summarizes warrants outstanding at March 31, 2008:

Number of Warrants

 Exercise Price
$

Expiry Date

20,542,857

0.50

June 5, 2009

896,286

1.50

June 28, 2008

21,439,125

Warrants outstanding having a weighted average remaining life of 1.14 years and a weighted average exercise price of $0.54.  On November 30, 2007 a total of 1,090,532 warrants expired unexercised.

7.     Commitments and Contingencies

a)     PAT entered into a Limited Exclusive Patent License Agreement with the Lawrence Livermore National Laboratory in March, 2001 (the "License Agreement"). Under the terms of the License Agreement the Company must prepay annual foreign filing fees and make minimum royalty payments of $100,000 due on February 28th, being two months after the start of each calendar year and each year thereafter until either party terminates the License Agreement. The fee for 2007 was paid in March, 2007. The fee is amortized quarterly. The License Agreement also provides for royalty payments ranging from 0.45% to 3.55% of net sales that incorporate the licensed ZAFC technology.  The company has payment plan with LLNC whereas, the company will pay LLNC $10,000 before April 30, 2008, $30,000 on June 30, 2008, $31,000 on July 31, 2008 and $31,000 on August 31, 2008.

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

c)     As at March 31, 2008 the Company is committed pursuant to three employment contracts including two officers and one employee of the Company. In total the annual commitment is $330,000, each having a 90-day termination clause.

POWER AIR CORPORATION

(a Development Stage Company)

Notes to the Financial Statements

(unaudited)

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

f)     The Company entered into an agreement with Elite Financial Communications Group, LLC ("Elite") to manage all aspects of the Company's investor and media relations program. The Company has paid Elite $21,000 for the period July 1, 2007 to September 30, 2007 and thereafter will pay a monthly amount of $8,500 to December 31, 2007 and thereafter will pay a monthly amount of $10,000. Elite will also receive a warrant to purchase up to 150,000 common shares at $0.45 per share vesting on July 16, 2007 and the right to acquire an additional 150,000 common shares vesting on January 13, 2008 at $0.60 per share. These warrants will expire July 16, 2009. These warrants have not been issued to date and accordingly their fair value has been recorded in accrued liabilities and charged to operations as a marketing and selling.  The warrants were valued pursuant to the Black-Scholes option pricing model using the following input variables:  fair value of stock price on grant date - $0.32; exercise price - $0.45; expected life - 2 years; volatility - 111%;  annual expected dividends - nil; risk-free interest rate - 4.87%; and fair value of stock price on grant date - $0.20; exercise price - $0.60; expected life - 1.5 years; volatility - 130%;  annual expected dividends - nil; risk-free interest rate - 2.58%.  The resulting values were recorded as $24,587 and $10,310 respectively for a total of $34,897.

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

8.     Development and engineering expense

In March of 2008, the Company's Canadian subsidiary, Power Air (Canada) Corp received  SR&ED Investment Tax Credits from the Canadian Government  totalling $187,972.  The Company incurred expenses totalling $40,037 in consulting fees associated with processing these claims. The Net amount of $146,934 was credited to Development and engineering expenses, thus offsetting development cost incurred during the quarter.

POWER AIR CORPORATION

(a Development Stage Company)

Notes to the Financial Statements

(unaudited)

9.     Subsequent Events

On April 8, 2008, the Board of Directors granted effective April 11, 2008 fully vested stock options to each of the five current independent Directors of the Company to purchase up to an aggregate each of 100,000 common shares of the common stock of the Company, at a exercise price of the closing price of the Company's common shares on the FINRA OTCBB on April 11, 2008, for an entire period of up to five years commencing on April 11 2008, all in accordance with the terms and conditions of the Company's present Stock Incentive Plan.

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

Item 2.   Management's Discussion and Analysis or Plan of Operations

As used in this Quarterly Report: (i) the terms "we", "us", "our" and the "Company" mean Power Air Corporation and its wholly-owned subsidiaries, Power Air Tech, Inc. and Power Air (Canada) Corporation, unless the context otherwise requires; (ii) "SEC" refers to the United States Securities and Exchange Commission; (iii) "Securities Act" refers to the United States Securities Act of 1933, as amended; (iv) "Exchange Act" refers to the Unites States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

The following discussion of our plan of operations, results of operations and financial condition as at and for the six months ended March 31, 2008 should be read in conjunction with our unaudited interim consolidated financial statements and related notes for the six months ended March 31, 2008 included in this Quarterly Report, as well as our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007.

Overview

Corporate Organization

Our company was formed under the laws of the State of Nevada on August 26, 2004.  Our principal business offices are located at 4777 Bennett Drive, Suite E, Livermore, California, 94551, our telephone number is (925) 960-8777 and our facsimile number is (925) 960-9197.

We own all of the issued and outstanding share capital of Power Air Tech, Inc., which was formed under the laws of the State of Delaware in October of 1997, as well as 50% of the issued and outstanding shares of Power Air (Canada) Corp. ("Power Air Canada"), which was formed under the laws of the Province of British Columbia, Canada, on December 12, 2005. For accounting purposes, Power Air Canada is considered a variable interest entity due to our control over its operations and full funding of its costs to date and, accordingly, Power Air Canada has been consolidated into our financial results as a wholly-owned subsidiary.

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

Our objective is to commercialize the ZAFC technology to the stage where the technology can be incorporated into ZAFC products that can be manufactured and sold for use in power supply commercial applications.  We have completed initial development work on prototype zinc air fuel cells incorporating our technology.  We plan to continue this development work in order to develop products incorporating our ZAFC technology that can be commercially marketed to consumers and businesses.  In pursing this objective, we plan to undertake strategic relationships with original equipment manufacturers ("OEMs") who would incorporate our ZAFC technology into fuel cell powered products to be manufactured and sold by the OEM.

We have determined to focus our initial development efforts on the design and development of one ZAFC product that we envision would be manufactured and marketed by an OEM. This initial ZAFC product will be a small, pocket-sized zinc air power pac ("ZPAC") that will allow end-users to recharge their portable electronics devices (cell phones, PDAs, etc.) anywhere, anytime. In parallel, we will develop a ZAFC based portable emergency generator designed for back-up or emergency use in homes and small businesses.  We have developed prototypes of both of these products using our ZAFC technology.  In order to complete development of commercial products, we will have to complete the following phases of development:

  the design, manufacture and testing of engineering prototypes;

  the design, manufacture and testing of manufacturing prototypes; and

  pilot production of commercial products.

Our long-term goal is to be a commercially viable fuel cell company, powering low cost, silent, zero emission fuel cell based products developed with OEM partners for portable, stationary, light mobility and transportation markets.  However, we have not yet completed the development of any products incorporating our ZAFC fuel cell technology that can be commercially marketed and sold.  Further, we have not achieved any revenues to date and we do not anticipate achieving any revenues over the next twelve months.  As a result, we are considered a development stage company.  We will require substantial additional financing for us to pursue our business objectives.  There can be no assurance that we will be able to obtain any necessary financing.

For more information, see our Annual Report on Form 10-KSB for the year ended September 30, 2007 filed with the SEC on January 15, 2008.

Plan of Operations

We plan to complete the following development work over the next 12 months:

Phase

 Description of
Development Phase

Description of Development Work

Planned Timing

7

Engineering Prototype

With input of OEM and channel partners, we plan to complete the design, and testing of an engineering prototype based on our ZPAC design

July 2008

8

Engineering Verification

This phase will consist of further design construction and field testing of engineering prototypes

October 2008

9

Manufacturing Prototype

With input from a manufacturing partner, we plan to design a commercial product with product design freeze and quality plan

December 2008

10

Manufacturing Verification

This phase will consist of the construction and beta testing of manufacturing prototypes and completion of plan for launching the product into the market-place including product certifications

January 2009

11

Pilot Production

This phase will consist of manufacturing pilot units of the product for shipping to channels and confirmation that our initial required cost and quality targets have been met

First quarter of 2009

Our planned expenditures over the next 12 months are estimated to be approximately $3.5.  We had cash of $748,258 and working capital of $530,286 at March 31, 2008, which, together with a planned equity financing in mid-2008 of a minimum of $2.7 million, we anticipate will be sufficient to enable us to complete the design, manufacture and testing of engineering prototypes and the design of a manufacturing prototype for the ZPAC.  Our ability to complete the certification and pilot production of commercial ZPAC products will require that we obtain additional financing before March 30, 2009.  There can be no assurance that we will obtain the necessary financing.

Subsequent to the 12 month period following the date of this Quarterly Report, we will be required to obtain additional financing in order to continue to pursue our business plan.  We believe that debt financing will not be an alternative for funding as we do not have tangible assets to secure any debt financing.  We anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our business plan going forward.  In the absence of such financing, our business plan will fail.  Even if we are successful in obtaining equity financing to fund our business plan, there is no assurance that we will obtain the funding necessary to pursue our plan over the long-term.

Results of Operations

Six Months Ended March 31, 2008 Compared to the Six Months Ended March 31, 2007

The following table sets out our consolidated loss during the six months ended March 31, 2008 and 2007:

 Six Months Ended
March 31, 2008

 Six Months Ended
March 31, 2007

(Unaudited)

(Unaudited)

$

      $

Expenses

Depreciation of property and equipment

45,983

19,654

Development and engineering

524,020

554,809

General and administration

841,674

818,476

License fees

53,245

52,830

Marketing and selling

201,306

308,099

Interest and finance fees

(34,400)

296,148

Total Expenses

1,631,828

2,051,016

Net Loss

(1,631,828)

(2,051,016)

The Company recorded a net loss of $1,631,828 for the six months ended March 31, 2008 as compared to a net loss of $2,051,016 for the period ended March 31, 2007, a net decrease of $419,188.  The decrease in net loss was due to the following significant components: a reduction in interest and finance fees by $296,000, receipt of an Investment Tax Credit from the Canadian Federal Government and the British Columbia totaling $140,000 net of expenses, the reduction in investor relations spending by $210,000 and a reduction of $107,000 in Sales and Marketing costs.  Offsetting these reductions was an increase in Development and engineering costs of $165,000 and an increase in facilities costs of $54,000, increased Administrative staff of $52,000, higher consulting fees of $52,000 and increased director fees of $19,000.  Depreciation expenses increased $26,000 due to increased purchase of laboratory equipment.

Liquidity and Capital Resources

 As at
March 31, 2008
(Unaudited)

 As at
September 30, 2007
(Audited)

Cash

$ 748,258

$2,260,326

Working capital

530,286

2,238,964

Total assets

1,256,382

2,695,349

Total liabilities

352,736

159,875

Shareholders' equity

903,646

2,535,474

We plan to spend approximately $3.5 million over the next twelve months in carrying out our plan of operations.  We had cash of $748,258 and working capital of $530,286 at March 31, 2008, which, together with a planned equity financing in mid-2008 of a minimum of $2.7 million, we anticipate will be sufficient to enable us to complete the design, manufacture and testing of engineering prototypes and the design of a manufacturing prototype for the ZPAC.  Our ability to complete the certification and pilot production of commercial ZPAC products will require that we obtain additional financing before March 30, 2009.  There can be no assurance that we will obtain the necessary financing.

Operating Activities

Operating activities in the six months ended March 31, 2008 used cash of $1,389,235, compared to $1,537,942 in the prior period of 2007.  We have funded our operations primarily from the sale of our common stock.

Investing Activities

In the six months ended March 31, 2008, investing activities used cash of $122,833, compared to $27,045 in the prior period of 2007, to purchase property and equipment.

Financing Activities

There were no financing activities in the six months ended March 31, 2008.  Financing activities in the six months ended March 31, 2007 provided cash of $1,957,500, primarily from the proceeds of debt financing.

Going Concern

We currently have no revenue to provide incoming cash flows to sustain future operations.  Our ability to emerge from the development stage with respect to any planned principal business activity is dependent upon our successful efforts to enter into OEM joint venture agreements, to raise additional equity financing and generate revenue, cash flow and attain profitable operations.  There can be no assurance that we will be able to complete any of the above objectives.  These factors raise substantial doubt regarding our ability to continue as a going concern.

The consolidated financial statements included herein have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business.  As at March 31, 2008, we had accumulated losses of $19,755,438 since inception.  The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Variable Interest Entity

The Financial Accounting Standards Board ("FASB") finalized FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities-An Interpretation of ARB51" ("FIN46R") in December 2003. FIN46R expands the scope of ARB51 and can require consolidation of "variable interest entities" ("VIEs"). Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. On May 31, 2006 the Company's inactive Canadian subsidiary, Power Air (Canada) Corp. was 50% owned by a Canadian resident individual and 50% owned by the Company. On June 1, 2006 this subsidiary became active and Power Air (Canada) Corp. began conducting scientific research and experimental development activities in Canada and will apply for Canadian Scientific Research and Experimental Development tax credits. The Company funds 100% of the expenditures and is at risk for 100% of its losses and as a result is the party with the controlling financial interest and the primary beneficiary. Power Air (Canada) Corp. has no other financing other than amounts received from Power Air Corporation. As a result of the above, accumulated losses for the period from June 1, 2006 to March 31, 2008 of $1,361,727 has been included in the consolidated financial statements.

Research and Development Expenditures

Due to the Company's lack of revenues and forecast of significant capital required to develop a market for its products, the net realizable value of prototype material and intangible assets is not reasonably determinable. Accordingly, all research and development expenditures under Cooperative Research and Development Agreement contracts, including the costs of prototype material and the cost of obtaining intangible assets such as patents, have been charged to operations.

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

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for uncertainty in Income Taxes," ("FIN 48") an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the entities recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company adopted FIN 48 on January 1, 2007 and it has not had an impact on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements".  The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007.  The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

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

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

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

31.1

Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

POWER AIR CORPORATION

/s/ H. Dean Haley______________________________

H. Dean Haley

Executive Chairman, President, Chief Executive Officer

Chief Operating Officer and Principal Executive Officer

Date:  May 13, 2008.