Form 10QSB
period 2008-06-30
POWER AIR CORP
filed 2008-08-14
CIK 1310261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
..

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   81,453,675 shares of Common Stock as of August 14, 2008.

Transitional Small Business Disclosure Format (Check one):   Yes  ☐
   No  ☒
..

POWER AIR CORPORATION

Quarterly Report On Form 10-QSB

For The Quarterly Period Ended June 30, 2008

FORWARD-LOOKING STATEMENTS

This Form 10-QSB for the quarterly period ended June 30, 2008 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, our annual report on Form 10-KSB for the year ended September 30, 2007. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements

Power Air Corporation

(A Development Stage Company)

Consolidated Balance Sheet

(unaudited)

 June 30,
2008
$
(unaudited)

 September 30,
2007
$

ASSETS

Current Assets

Cash

1,255,236

2,260,326

Other current assets

130,240

138,513

Total current assets

1,385,476

2,398,839

Property and Equipment (Note 3)

356,426

296,510

Total Assets

1,741,902

2,695,349

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable

51,358

143,209

Accrued liabilities

39,888

16,666

Total current liabilities

91,246

159,875

Commitments and Contingencies (Note 7)

Stockholders' Equity

 Common Stock (Note 6), 375,000,000 shares authorized, $0.001 par value; 81,453,675 and 66,353,675 shares issued and
outstanding, respectively

81,453

66,453

Additional Paid-In Capital

22,276,031

20,592,631

Deficit Accumulated During the Development Stage

(20,706,828)

(18,123,610)

Total Stockholders' Equity

1,650,656

2,535,474

Total Liabilities and Stockholders' Equity

1,741,902

2,695,349

Power Air Corporation

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

 Three
Months
Ended
June 30,
2008
$

 Three
Months
Ended
June 30,
2007

 Nine Months
Ended
June 30,
2008
$

 Nine Months
Ended
June 30,
2007
$

 From
October 15, 1997
(Date of Inception)
to June 30,
2008
$

Expenses

Amortization of property and equipment

24,552

11,547

70,535

31,201

135,944

Development and engineering

288,097

306,053

812,117

860,861

4,838,671

General and administration

564,470

365,103

1,406,144

1,184,579

10,227,213

License fees

26,377

25,000

79,622

77,830

515,985

Marketing

51,729

207,516

253,035

515,615

1,587,735

Interest and finance fees (income)

(3,835)

3,094,036

(38,235)

3,390,184

3,401,280

Total Expenses

951,390

4,009,255

2,583,218

6,060,270

20,706,828

Net Loss

(951,390)

(4,009255)

(2,583,218)

(6,060,270)

(20,706,828)

Net Loss Per Share - Basic & Diluted

(0.01)

(0.08)

(0.04)

(0.13)

Weighted Average Shares Outstanding

69,091,038

51,309,000

67,329,587

47,480,858

Power Air Corporation

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

 Nine Months Ended
June 30,

 2008
$

 2007
$

Operating Activities

Net loss

(2,583,218)

(6,060,270)

Adjustments to reconcile net loss to cash used in operating activities:

Deferred finance costs written-off

-

3,298,565

Amortization of property and equipment

70,535

31,201

Shares issued for consulting services

-

100,625

Warrants issued for consulting services

34,897

-

Stock-based compensation

163,503

121,391

Changes in operating assets and liabilities:

Other current assets

8,273

(56,829)

Accounts payable and accrued liabilities

(68,629)

73,852

Net Cash Used in Operating Activities

(2,374,639)

(2,491,465)

Investing Activities

Purchases of property and equipment

(130,451)

(75,159)

Net Cash Used in Investing Activities

(130,451)

(75,159)

Financing Activities

Proceeds from related party loans

-

107,094

Repayment of related party loans

-

(107,094)

Proceeds from promissory notes

-

2,190,000

Repayment of promissory notes

-

(2,190,000)

Proceeds from issuance of common stock

1,500,000

5,080,000

Debt issuance costs

-

(239,000)

Net Cash Provided by Financing Activities

1,500,000

4,841,000

Increase (decrease) in Cash

(1,005,090)

2,274,376

Cash, Beginning of Period

2,260,326

924,927

Cash, End of Period

1,255,236

3,199,303

Supplemental Disclosures

Interest paid

-

91,619

Income taxes paid

-

-

Non-cash Investing and Financing Activities

Shares and warrants issued pursuant to conversion of equity certificates

-

3,031,517

Power Air Corporation

(A Development Stage Company)

Consolidated Statement of Stockholder's Equity

From October 15, 1997 (Date of Inception) to June 30, 2008

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

-

-

2,173,045

Net liabilities assumed in recapitalization

-

-

(89,482)

-

-

(89,482)

Unit private placement - $0.65

2,077,454

2,078

1,348,267

-

-

1,350,345

Share subscription

-

-

-

(161,850)

-

(161,850)

Share issuance costs

-

-

(155,035)

-

-

(155,035)

Net loss

-

-

-

-

(2,625,261)

(2,625,261)

Balance, September 30, 2005

41,894,729

41,894

7,635,641

(161,850)

(6,730,679)

785,006

Subscription received

-

-

-

161,850

-

161,850

Unit private placement - $0.65

1,105,917

1,106

717,740

-

-

718,846

Unit private placement - $1.10

1,792,572

1,793

1,970,036

-

-

1,971,829

Shares issued for share issuance costs

17,600

18

(18)

-

-

-

Shares issued for employee bonuses

300,000

300

254,700

-

-

255,000

Shares issued for consulting services

87,500

87

61,163

-

-

61,250

Shares issued for options exercised

150,000

150

97,350

-

-

97,500

Share issuance costs

-

-

(250,241)

-

-

(250,241)

Fair value of vested stock options

-

-

1,819,298

-

-

1,819,298

Net loss

-

-

-

-

(4,508,029)

(4,508,029)

Balance, September 30, 2006

45,348,318

45,348

12,305,669

-

(11,238,708)

1,112,309

Shares issued for consulting services (Note 6(b))

262,500

262

100,363

-

-

100,625

Shares issued pursuant to a private placement (Note 6(d))

200,000

200

79,800

-

-

80,000

Shares issued for employee bonuses

100,000

100

32,900

33,000

Shares issued pursuant to a unit private placement at $0.35 per share (Note 6(c))

14,285,714

14,286

4,985,714

-

-

5,000,000

Shares issued pursuant to conversion of equity certificates at a fair value of $0.345 per share (Note 6(g))

6,257,143

6,257

2,152,993

-

-

2,159,250

Warrants issued pursuant to conversion of equity certificates (Note 5)

-

-

736,709

-

-

736,709

Fair value of vested stock options

-

-

198,483

-

-

198,483

Net loss

-

-

-

-

(6,884,902)

(6,884,902)

Balance, September 30, 2007

66,453,675

66,453

20,592,631

-

(18,123,610)

2,535,474

Warrants issued for consulting services (Note7(f))

34,897

34,897

Shares issued pursuant to a unit private placement at $0.10 per share (Note 6(a))

15,000,000

15,000

1,485,000

1,500,000

Fair value of vested stock options

163,503

163,503

Net loss

-

-

-

(2,583,218)

(2,583,218)

Balance, June 30, 2008

81,453,675

81,453

22,276,031

(20,706,828)

1,650,656

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

PAT was incorporated in the State of Delaware on October 15, 1997 and operated its business in the State of California. PAC, through its acquisition of PAT, is in the business of developing, manufacturing and marketing zinc air fuel cell based commercial products. PAT has the exclusive worldwide license to the Zinc-Air Fuel Cell ("ZAFC") Technology that was developed at the Lawrence Livermore National Laboratory ("LLNL"), in Livermore, California, for all fields of use (stationary, portable and mobile applications) and commercialization.

The ZAFC uses a combination of oxygen and zinc pellets in a liquid alkaline mixture that generates electricity and at the same time creates residual zinc oxide that can be recycled back into reusable zinc, via electrolysis, so that it can again be used to create zinc pellets which can again be fed into the ZAFC stack.

The Company is a development stage company as defined by Statement of Financial Accounting Standards ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises". In a development stage company, management devotes most of its activities in developing a market for its products. The Company is presently in its developmental stage and currently has no sources of revenue to provide incoming cash flows to sustain future operations. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to enter into Original Equipment Manufacturer ("OEM") joint venture and/or collaboration agreements, to successfully complete technology and product development activity, to raise additional equity financing and generate revenue, cash flow and attain profitable operations. Management has plans to seek additional capital through equity offerings. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at June 30, 2008, the Company has working capital of $1,294,230 and accumulated losses of $20,706,828 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

b)     Variable Interest Entity

The Financial Accounting Standards Board ("FASB") finalized FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities-An Interpretation of ARB51" ("FIN46R") in December 2003. FIN46R expands the scope of ARB51 and can require consolidation of "variable interest entities" ("VIEs"). Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. On May 31, 2006 the Company's inactive Canadian subsidiary, Power Air (Canada) Corp. was 50% owned by a Canadian resident individual and 50% owned by the Company. On June 1, 2006 this subsidiary became active and Power Air (Canada) Corp. began conducting scientific research and experimental development activities in Canada ("SR&ED") and is eligible for Canadian Scientific Research and Experimental Development tax credits. The Company funds 100% of the expenditures and is at risk for 100% of its losses and as a result is the party with the controlling financial interest and the primary beneficiary. Power Air (Canada) Corp. has no other financing other than amounts received from Power Air Corporation. As a result of the above, accumulated losses for the period from June 1, 2006 to June 30, 2008 of $1,497,722 has been included in the consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS No.162"). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60".  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise's risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted.  The adoption of this statement is not expected to have a material effect on the Company's financial statements.

3.     Property and Equipment

 Cost
$

 Accumulated
Depreciation
$

 Net Carrying
Value
June 30
2008
$
(unaudited)

 Net Carrying
Value
September 30
2007
$

Computer hardware

51,108

20,141

30,967

36,937

Computer software

13,896

4,308

9,588

7,924

Furniture, equipment and machinery

360,022

93,702

266,320

194,643

Leasehold improvements

66,779

17,228

49,551

57,006

491,805

135,379

356,426

296,510

4.     Related Party Transactions and Balances

(a)    Directors' fees of $28,333 were charged to operations. Unpaid director's fees of $48,333 are due to five directors at June 30, 2008.

(b)     See Note 7(c) regarding employment contract commitments with related parties.

(c)    See Note 6(a) regarding equity financing raised during the period from a related party.

5.     Promissory Notes and Equity Certificates

On March 5, 2007 and April 5, 2007, the Company completed a debt financing (the "Financing") consisting of the following consideration for gross proceeds of $2,190,000:

(a)     Promissory notes totaling $2,190,000, bearing interest at 10% per annum payable quarterly in arrears, secured against the Company's tangible and intangible assets, repayable on the Maturity Date, being the earlier of September 30, 2007 and the third business day following the completion of a public offering or private placement resulting in gross proceeds of $5,000,000 or more (the "Qualified Offering").

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

These Equity Consideration Certificates were considered a separate and direct finance fee and the estimated fair values were based on the estimated number of shares to be issued, 5,500,000 common shares valued at a combined average fair value of $0.3926 per share for $2,159,250 and the estimated value of the warrants to be issued, 5,500,000 warrants valued at a combined average fair value of $0.134 per warrant for $736,709. The warrants were valued pursuant to the Black-Scholes option pricing model using the following combined average input variables: fair value of stock price on grant date - $0.39; exercise price - $0.50; expected life - 1 year; volatility - 105%; annual expected dividends - nil; risk-free interest rate - 4.63%. The total value of the underlying shares and warrants totaling $2,895,959, a placement commission of $219,000, and expenses of $122,608 were included in deferred financing costs which totaled $3,237,567 which were subsequently charged to operations in the quarter ended June 30, 2007.

6.     Common Stock

a)     Unit Private Placement - $0.10

On May 14, 2008, the Company received $1,500,000 and issued 15,000,000 units at $0.10 per unit.  Each unit contained one common share and one common share purchase warrant to acquire one additional share at $0.25 per share expiring on May 14, 2010.

The proceeds were received from H-Plus Eco Ltd., a company whose President and Chief executive Officer is also a director of Power Air Corporation.

b)     Pursuant to a Consulting Agreement dated August 1, 2006 the Company issued 87,500 restricted common shares at a fair market value of $61,250, which was charged to operations during the month of September 2006. The Company issued an additional 262,500 restricted common shares having a fair market value of $100,625, which was charged to operations during the three months ended December 31, 2006.

c)     Unit Private Placement - $0.35

On June 5, 2007 the Company received $5,000,000 and issued 14,285,714 units at $0.35 per unit. Each unit contained one common share and one common share purchase warrant to acquire one additional share at $0.50 per share expiring June 5, 2009.

d)     Private Placement - $0.40

On June 5, 2007 the Company received $80,000 and issued 200,000 common shares at $0.40 per share.

e)     Unit Private Placement - $0.65

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

f)     Unit Private Placement - $1.10

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

g)     Equity Consideration Certificates Converted

The Company completed an equity financing, as disclosed in (b) and (c) above totaling $5,080,000 thus triggering immediate repayment of the promissory notes totaling $2,190,000 plus interest of $42,710. Also on June 5, 2007 the Equity Consideration Certificates were converted into 6,257,143 units at $0.345 per unit being the value of the Equity Certificates disclosed in Note 5. Each unit consisted of one common share and one common share purchase warrant to acquire one additional share at $0.50 per share expiring June 5, 2009. As the debt was extinguished the Company charged the related deferred finance costs of $3,237,567 to operations in the quarter ended June 30, 2007.

h)     Stock Options

On June 19, 2008, the Board of Directors granted effective June 19, 2008 fully vested stock options to Don Ceci, President and CEO, and Dean Haley, Chairman, to purchase up to an aggregate each of 200,000 common shares of the common stock of the Company, at a exercise price of the closing price of the Company's common shares on the FINRA OTCBB on June 19, 2008 ($0.14 per share), for an entire period of up to five years commencing on June 19, 2008, all in accordance with the terms and conditions of the Company's present Stock Incentive Plan.

i)     On June 19, 2008, the Board of Directors granted effective June 19, 2008 fully vested stock options to various employees of the company to purchase up to an aggregate of 570,000 common shares of the common stock of the Company, at a exercise price of the closing price of the Company's common shares on the FINRA OTCBB on June 19, 2008 ($0.14 per share), for an entire period of up to two years commencing on June 19, 2008, all in accordance with the terms and conditions of the Company's present Stock Incentive Plan.

j)     Stock Options

On April 8, 2008, the Board of Directors granted effective April 11, 2008 fully vested stock options to each of the five current independent Directors of the Company to purchase up to an aggregate each of 100,000 common shares of the common stock of the Company, at a exercise price of the closing price of the Company's common shares on the FINRA OTCBB on April 11, 2008 ($0.16 per share), for an entire period of up to five years commencing on April 11 2008, all in accordance with the terms and conditions of the Company's present Stock Incentive Plan.

k)     Stock Options

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

A summary of the Company's stock option activity is as follows:

Number of Options

 Weighted
Average
Exercise
Price
$

Balance, September 30, 2007

3,115,000

0.62

Expired

(2,620,000)

0.65

Issued

1,470,000

0.15

Balance, June 30, 2008

1,965,000

0.22

The following table summarizes stock options outstanding at June 30, 2008:

Outstanding

Exercisable

Number of Shares

 Weighted
Average
Remaining
Contractual
Life (years)

 Weighted
Average
Exercise Price
$

 Number of
Shares

 Weighted
Average
Exercise Price
$

1,965,000

3.02

0.22

1,965,000

0.22

l)     Warrants

The following table summarizes warrants outstanding at June 30, 2008:

Number of Warrants

 Exercise Price
$

Expiry Date

14,285,716

0.50

May 30, 2009

6,257,118

0.50

June 5, 2009

150,000

0.45

July 16, 2009

150,000

0.60

July 16, 2009

15,000,000

0.25

May 14, 2010

35,842,834

Warrants outstanding having a weighted average remaining life of 1.32 years and a weighted average exercise price of $0.40.  On May 14, 2008, the Company issued 15,000,000 warrants at an exercise price of $0.25 to expire on May 14, 2010 (See note 6(a)).  On June 27, 2008 a total of 896,286 warrants expired unexercised.

7.     Commitments

a)     PAT entered into a Limited Exclusive Patent License Agreement with the Lawrence Livermore National Laboratory in March, 2001 (the "License Agreement"). Under the terms of the License Agreement the Company must prepay annual foreign filing fees and make minimum royalty payments of $100,000 due on February 28th, being two months after the start of each calendar year and each year thereafter until either party terminates the License Agreement. The fee for 2008 was paid in May, 2008. The fee is amortized quarterly. The License Agreement also provides for royalty payments ranging from 0.45% to 3.55% of net sales that incorporate the licensed ZAFC technology.

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

(ii)    On March 30, 2007, the company entered into a short-term premises lease at the National Research Council in Vancouver, Canada.  This lease was renewed for one year and expires on March 31, 2009.  The monthly rent is CND$2,338 per month.

c)     As at June 30, 2008 the Company is committed pursuant to three employment contracts including two officers and one employee of the Company. In total the annual commitment is $360,000, each having a 90-day termination clause.

d)     On September 27, 2006 the Company entered into a four phase Development and Pre-Manufacturing Agreement (the "Agreement") with Mid States Tool and Machine Inc. of Decatur, Indiana ("Mid States"). Pursuant to the Agreement, Mid States will re-design, cost-reduce, tool and manufacture the ZAFC. The Company paid $25,000 upon execution of this Agreement and will issue 350,000 stock options, in phases, exercisable at $0.755 per share. Upon completion of Phase 1 (Planning) a total of 50,000 stock options will be granted. Upon starting Phase 2 (Engineering Prototype) a cash payment of $25,000 made and upon completion of Phase 2 an additional 100,000 stock options will be granted. A final payment of $27,000 will be made upon Mid States delivering 4 demonstration prototypes at the end of Phase 2. A total of 100,000 stock options will be granted at the completion of Phase 3 (Manufacturing Prototype) and Phase 4 (Pilot Production). The cash payments do not include the costs of materials, labour (at Mid States' cost) or moulds. There have been no triggering events for the granting of the above options.  It is still an option that Mid States will be one of the Company's contract manufacturer for the initial ZAFC cells for use in the Company's first Zinc Air Fuel Cell powered commercial products in North America.

e)     The Company signed a Letter of Intent on December 6, 2006 with H-Plus Eco Ltd., a Korean based company focused on environment and alternative energy. This Letter of Intent defines the structure and scope of the Asian Joint Venture between the companies. This Joint Venture will develop, manufacture and commercialize back-up power systems for Korean and Asian markets. H-Plus Eco Ltd. will contribute up to KRW 5 billion (US$5 million) to the Joint Venture and the Company will license its technology to the Joint Venture. The Joint Venture will include a shareholder agreement, a license agreement, a territory agreement and a supply agreement. The Letter of Intent expired 6 months after signing; however, it is referenced as part of a Heads of Agreement signed by the Company and its six largest shareholders on May 15, 2007. This Heads of Agreement extends the intent of the original document indefinitely with the support of the majority shareholders of the Company and the Chairman and Chief Executive Officer of H-Plus Eco Ltd.

f)     The Company entered into an agreement with Elite Financial Communications Group, LLC ("Elite") to manage all aspects of the Company's investor and media relations program. The Company has paid Elite $21,000 for the period July 1, 2007 to September 30, 2007 and thereafter will pay a monthly amount of $8,500 to December 31, 2007 and thereafter will pay a monthly amount of $10,000. Elite will also receive a warrant to purchase up to 150,000 common shares at $0.45 per share vesting on July 16, 2007 and the right to acquire an additional 150,000 common shares vesting on January 13, 2008 at $0.60 per share. These warrants will expire July 16, 2009. These warrants had not been issued as of March 31, 2008 and accordingly their fair value was recorded in accrued liabilities and charged to operations as a marketing expense.  The warrants were valued pursuant to the Black-Scholes option pricing model using the following input variables:  fair value of stock price on grant date - $0.32; exercise price - $0.45; expected life - 2 years; volatility - 111%;  annual expected dividends - nil; risk-free interest rate - 4.87%; and fair value of stock price on grant date - $0.20; exercise price - $0.60; expected life - 1.5 years; volatility - 130%;  annual expected dividends - nil; risk-free interest rate - 2.58%.  The resulting values were recorded as $24,587 and $10,310 respectively for a total of $34,897.  These warrants were issued on May 21, 2008, and the accrued liabilities relieved and paid in capital adjusted accordingly.

g)     On November 3, 2007 the Company signed a Collaborative Development Agreement (CDA) with the National Research Council of Canada (NRC) with an effective date of January 1, 2008 expiring December 31, 2009. Under the terms of the CDA; the Company and NRC will develop an optimal non-noble catalyst, a support structure for the catalyst and a low cost process suited to mass production of the related air cathodes.  The Company will have the exclusive right to commercially exploit the Intellectual Property arising from this collaboration in relation to Zinc Air-based energy systems and the first right of refusal in fields of use other than Zinc Air-based energy systems.  The Company will pay NRC $256,840 over 18 months for services in 4 equal payments of $64,210 starting January 1, 2008. Both parties will review progress after 12 months to determine if results are promising enough to warrant continuation.   In June, 2008, the Company announced that the National Research Council of Canada's (NRC) Industrial Research Assistance Program (IRAP) had granted Power Air a $365,000 funding contribution towards a Collaborative R&D Project with the NRC Institute for Fuel Cell Innovation (IFCI) to develop a proprietary Air Cathode suitable for use in Zinc Air based energy systems.  This funding will be in the form of reimbursement of costs incurred by the Company.  As of June 30, 2008, none of these funds had been received.

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

9.     Segment Disclosures

The Company operates in one operating segment being the business of developing, manufacturing and marketing fuel cell based commercial products. The Chief Executive Officer is the Company's Chief Operating Decision Maker (CODM) as defined by SFAS 131, "Disclosure about Segments of an Enterprise and Related Information". The CODM allocates resources and assesses the performance of the Company based on the results of operations.

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

The following discussion of our plan of operations, results of operations and financial condition as at and for the nine months ended June 30, 2008 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the nine months ended June 30, 2008 included in this quarterly report, as well as our annual report on Form 10-KSB for the year ended September 30, 2007.

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

Our objective is to commercialize the ZAFC technology to the stage where the technology can be incorporated into ZAFC products that can be manufactured and sold for use as the power supply commercial applications.  We have completed initial development work on  prototype zinc air fuel cells incorporating our technology.  We plan to continue this development work in order to develop products incorporating our ZAFC technology that can be commercially marketed to consumers and businesses.  In pursing this objective, we plan to undertake strategic relationships with original equipment manufacturers ("OEMs") who would incorporate our ZAFC technology into fuel cell powered products to be manufactured and sold by the OEM.  As well, we plan to develop and design end-user commercial products that will be manufactured by third party Contract Manufacturers, and marketed and distributed by Power Air directly.

We have determined to focus our initial technology and product development efforts on the design and development of a series ("Z Series") of Powerpacks ("Zpowerpac") product that  would be developed and designed by Power Air, manufactured by a Contract Manufacturer, and marketed by Power Air. The initial  product will be a small, pocket-sized Zpowerpac that will allow end-users to recharge their portable electronics devices (cell phones, PDAs, etc.) anywhere, anytime. In parallel, we will continue technology development to develop a ZAFC based portable emergency generator designed for back-up or emergency use in homes and small businesses.  We have developed prototypes of both of these products using our ZAFC technology.  In order to complete development of  commercial products, we will have to complete the following phases of development:

  completion of technology development required to complete a "technology transfer" to product development completion of the design, manufacture and testing of engineering prototypes;

  completion of the design, manufacture, testing and certification of manufacturing prototypes; and

  pilot production of commercial products.

We anticipate that our working capital at June 30, 2008  will be sufficient to enable us to complete the design and testing of engineering prototypes and the design of a manufacturing prototype for the Zpowerpacs.  Our ability to complete the certification and pilot production of commercial ZPAC products will require that we obtain additional equity financing in the fourth calendar quarter of 2008.  We intend to raise additional equity financing to continue our technology and product development projects, to fund the manufacturing and packaging of our initial Powerpac inventories, to test and certify our Powerpacs, and to expand our engineering and sales/marketing headcount.  However, we do not currently have such financing in place.

Our long-term goal is to be a commercially viable fuel cell company, powering low cost, silent, zero emission fuel cell based products developed with OEM partners for portable, stationary, light mobility and transportation markets.  However, we have not yet completed the development of any products incorporating our ZAFC fuel cell technology that can be commercially marketed and sold.  Further, we have not achieved any revenues to date and we are currently considered a development stage company.  We anticipate achieving initial product revenues beginning in the first calendar quarter of 2009, and growing over the 2009 and 2010 calendar years, although there is no guarantee that we will achieve these results  We will require substantial additional financing for us to achieve our business objectives.

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

Our ZAFC Technology Solution

We believe that fuel cells incorporating our ZAFC technology offer the opportunity to deliver a fuel cell solution without the limitations of commercial products powered by conventional PEM fuel cells.  We believe that our ZAFC technology offers the ability to develop and manufacture a fuel cell that has lower manufacturing and operating cost than conventional PEM fuel cells and that uses inexpensive, abundant and non-volatile zinc as its fuel, rather than hydrogen which is volatile and is difficult to distribute and store.  Accordingly, our business objective is to develop ZAFC fuel cells that we will target for those segments of the power generation market that we believe will be most ready to accept a ZAFC fuel cell as an acceptable alternative to conventional sources of power.  Based on our initial mapping of market opportunities, two markets show an immediate need that can be addressed in the short (next 24 months) to medium (24 to 48 months) term:

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

Power outages are becoming more and more frequent and widespread.  Too often we are witnessing apartment and home occupants inconvenienced and in fact put into dangerous situations due to power outages caused by storms and technical failures.  Residents are forced to cope with no lights, no heat, no information, spoiled food, and no working appliances for hours, days or even weeks at a time.  Back-up generators are the current solution, but these generators cannot be used indoors, are noisy and polluting, heavy and messy.  No back-up solution is offered whatsoever for apartment residents unless the whole building is backed up with a large diesel or natural gas generator. In the medium to long term (48 to 72 months), we anticipate the steady emergence of Hybrid Electric Vehicles which will require low cost, safe, rechargeable batteries or powerpacks, and the long term eventual emergence of fuel cell powered vehicles requiring safe, reliable, cost effective fuel cells.  Currently Hybrid Vehicles are using nickel metal hydride batteries, and much development is being done to improve lithium based batteries to make them safer and less costly for this application.  Zinc air offers an excellent alternative to lithium as zinc is abundant, relatively inexpensive, intrinsically safe, and sustainable (recyclable for use over and over again).  Recent publications by independent third parties have identified zinc air as the most logical choice for Hybrid Electric Vehicles.  Power Air recognizes this long term opportunity and is positioning to participate in this market with technology development initiatives which are intended to result in rechargeable zinc air powerpacks and batteries for this application.

  Anticipated Markets for Fuel Cells

Fuel cells have not yet reached the stage where they have achieved widespread commercial adoption.  As such, we believe that the market for fuel cells is in its early stages and is still developing.  Based on industry experience to date, and learning from the experience of other fuel cell manufacturers, particularly PEM fuel cell based companies where prototypes have been tested in a variety of applications, PAC  believes that the markets for fuel cell based products will evolve as follows:

First-to-Market

Occasional use products, such as generator and battery substitutes for industrial, residential, and personal back-up power solutions, with low operating lifetime requirements:

  Emergency and mobile power packs

  Emergency generators for residential and small business

  Uninterruptible Power Supply ("UPS") back-up (PC's, Servers, Data Centres)

  Telecom, Utility, Cable TV and Commercial Building back-up

Next-to-Market

Intermittent use products, such as longer running generators and light mobility vehicles, requiring longer operating life (i.e.: to 10,000 hours and over) and on-board fuel storage and re-fuelling logistics:

  Alternate Power Units ("APUs") that power non-drive train functions for trucks, boats, RV's, and Military vehicles.

  Seasonal (i.e.: cabins, cottages) and special events power supply units.

  Light mobility fleet units such as forklifts, golf carts, scooters, airport ground support vehicles, military vehicles, small hybrid vehicles.

  Hybrid electric vehicles.

Last-to-Market

Continuous use products, requiring operating lifetimes to 40,000 hours and fuel infrastructure support in place:

  Co-Generation - residential or commercial heating and electricity supply using the existing natural gas (or other) infrastructure and reformers.

  Grid replacement and "peaker" products.

  Fuel cell automobiles

  Large and Heavy Vehicles - e.g. Buses

Our Technology License Agreement

We hold our rights to the ZAFC technology pursuant to a limited exclusive patent license agreement between Power Air Tech and Lawrence Livermore National Security, LLC  ("LLNS") dated October 15, 2007 (the "License Agreement").  Under the terms of the License Agreement, LLNS granted to Power Air Tech an exclusive, non-transferable, royalty-bearing license to make, use, sell, offer for sale and import products that incorporate the licensed patents in the United States and worldwide where the patent rights to the technology exist.  The license rights are limited to a "field of use" described as the zinc air fuel technology for stationary and mobile applications.  LLNS also granted to Power Air Tech the right to issue royalty-bearing sublicenses to third parties to the zinc air fuel technology for stationary and mobile applications.

The licensed patents are those inventions with respect to the ZAFC technology that are summarized as follows:

United States Patents Granted

Invention Disclosure Number

US Patent Number

Title

Inventors

Issue Date

8776

5,434,020

Continuous-feed Electrochemical Cell with Non-Packing Particulate Electrode

John F. Cooper

7/18/95

9407

5,578,183

Production of Zinc Pellets

John F. Cooper

11/26/96

Foreign Patents Granted

Invention Disclosure Number

AU Patent Number

Title

Inventors

Issue Date

9407

714879

Production of Zinc Pellets

John F. Cooper

5/4/00

Foreign Patent Applications

Invention Disclosure Number

International Serial Number

Title

Inventors

Issue Date

9407

 Europe - 96916453.2
Japan - 534285/1996

Production of Zinc Pellets

John F. Cooper

5/10/96

The United States government retained the rights to practice the licensed patents for its own purposes.  LLNS retained the right to use the licensed patents for educational and research purposes.

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

We have also agreed to pay a minimum royalty to LLNS which will equal $100,000 for each remaining year of the license.  This minimum royalty amount is payable on February 28th of each year of the License Agreement.

Power Air Tech is obligated to diligently proceed with the development, manufacture and sale of products incorporating the licensed technology.  LLNS have also maintained mandatory sublicensing rights that may require us to grant sublicenses to third parties if (i) we fail to meet market demand for prospective licensed products not included in our business plan projections, or (ii) we fail to introduce into the marketplace licensed products listed in our business plan within two years of an agreed upon schedule of product introduction dates.  The License Agreement also specifies performance obligations that must be met by us.  These performance obligations are measured in terms of gross sales revenues from sales of licensed products.  If we fail to meet these performance obligations, LLNS may, at their sole option: (i) converted the limited exclusive license to a non-exclusive license, (ii) negotiate a new schedule of performance obligations and conditions for continuation of the limited exclusive license, or (iii) terminate the License Agreement.  We are in the process of renegotiating certain provisions of the License Agreement with the Regents and, at present, LLNS have not claimed that Power Air Tech is in default of the License Agreement or taken any action to enforce its rights under the License Agreement.

The term of the License Agreement commenced March 13, 2001 and will remain in effect until the expiration or abandonment of the last of the licensed patents, unless terminated earlier in accordance with the terms of the License Agreement.

Power Air has also filed the following Provisional Patents which are intended to add to the Intellectual Property of the Company:

    Electrolyte life extension.

    Powerpack design.

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

Recycling and Recovery of Fuel

During operation, zinc is converted into zinc oxides that are retained in the electrolyte.  At any period during discharge zinc can be recovered from the electrolyte and recycled for later re-use.  The zinc is not consumed, in the sense of gasoline or diesel; rather, it operates as a carrier of electrical energy.  Residual zinc oxide created during this process can be recycled back into reusable zinc (via electrolysis) so that it can again be processed into pellets and fed into the ZAFC stack.

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

  Technology Safety Issues.  Products incorporating our ZAFC technology will not face the safety, distribution, storage and siting issues inherent in competing technologies, such as PEM fuel cells and generators that rely on flammable and explosive fuel types such as hydrogen or gasoline.

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

The ZPAC cell leverages the high energy density of Zinc and robustness of the larger format Air Cathode used in the ZAFC to allow for higher powered yet simple designs and construction. The result is a product that can be lower cost and/or higher energy than the best Lithium-based primary batteries and is easily configurable to meet the minimal space requirements of users. We estimate that zinc air powerpacks will be manufactured in volume at lower costs than lithium based products, as lithium is not as abundant as zinc, and zinc is recyclable.

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

Development of our Zinc Air Fuel Cell Technology

Historical Development

Our ZAFC technology was developed through a joint collaboration effort between Lawrence Livermore National Laboratory and the United States Department of Energy.  LLNL is a leading United States Government research and development facility located in Livermore, California.  LLNL created the ZAFC using internal support and additional support from the International Lead Zinc Research Organization and the U.S. Department of Energy.  Prior to September 30, 2005, over $6.0 million had been invested in the technology.  From 1992 to 1997 LLNL and the DOE spent over $1 million on the original research concept and development of the ZAFC. Between 1998 and 2005, the Company's now largest shareholders invested a further $5 million to bring the ZAFC to the prototype level.  In the fiscal year ended September 30, 2006, approximately $772,000 was spent in the development, engineering and testing of the technology.  In the fiscal year ended September 30, 2007 approximately $1,316,000 was spent in the further development, engineering and testing of this technology.

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

2000

4

Proof of Power Curve - successful testing of ZAFC

LLNL, PAT and Argonne National Laboratories

2001

Phase

Description

 Development Work
Completed by:

Dates Work Completed

5

 Product Concept
-   ZAFC-based Emergency
     Backup Generator
-   ZPAC-based Portable
Power Pack

Power Air Corporation

Q3/2006

Q3/2007

6

 Program Concept
-   ZAFC-based Emergency
     Backup Generator
-   ZPAC-based Mobile
Power Pack

Ongoing

Q4/2007

As a result of the completion of this development work, we have developed and configured initial prototypes based on individual ZPAC cells and ZAFC cell stacks (with an electrolyte storage tank to form a six-cell or twelve-cell basic unit).  We have established in principal that a single ZPAC cell can be configured with off-the-shelf electronics to provide 5V output at up to 2 W and with a 40 Wh capacity.  In addition, stacks of six or twelve full-size ZAFC cells can be linked together (or scaled) to provide the desired power and energy capacity for a particular application.  We have not experienced any adverse chemical or electrical side-effects as a result of combining fuel cells into stacks, however we plan to continue testing and monitoring of these issues as we proceed with further development

Plan of Operations

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

- Z Series Powerpacks

Under an internally separate project  two versions of the  ZPAC, one for mobile devices and one for laptops, will be developed. Both products are being designed as packages with protective casing, connectors for the device (mobile or laptop) being charged, electronics to meet the minimum voltage requirements of the device, and other customizable parts.

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

Planned Timing

7

Engineering Prototype

With input of OEM and Channel partners, we plan to complete the design, and testing of an engineering prototype based on our ZPAC design

 June 2008 - Designed
August 2008 - Testing

Phase

 Description of
Development Phase

Description of Development Work

Planned Timing

8

Engineering Verification

This phase will consist of further design, construction and field testing of engineering prototypes

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

ZAFC Portable Emergency Generator

In parallel to the commercialization of ZPAC products, we will continue to focus technology resources on the development of our core ZAFC product as capital permits. We envision ZAFC products would be manufactured and marketed by an original equipment manufacturer or contract manufacturer under agreement with us.  Our initial ZAFC product will initially be targeted to OEMs delivering power solutions to the business and residential backup and emergency power segment.

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

It should be noted that certain core technology development projects will be conducted in parallel with the core ZAFC stack commercialization to ensure the ongoing development of intellectual property, reduce the reliance on third party suppliers for key components, and extend the potential applications for ZAFC technology.  One such project that has been identified is the "Zinc Air Cathode" project.  The output of such projects may be 2 to 3 years  in the future but will open up additional market sectors through extended lifetime and lower costs.  In all cases, the Company will make best efforts to ensure direct spending by the Company on such projects will be minimized through the use of government grants, tax incentives and co-development with other parties.

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

As such, PAC has established an Air Cathode development project in collaboration with the National Research Council's Institute for Fuel Cell Innovation in Vancouver. This project was announced in December, 2007, and project work began in January, 2008. The two year project will be partially subsidized by the NRC, the Industrial Research Assistance Program (IRAP) and Scientific Research & Experimental Development tax credits. It will deliver a specialized electrode design (catalyst and support structure) that meets all of target product specs for Portable Emergency and UPS & Telecoms backup and also represents "patentable" Intellectual Property ("IP"). Ideally both a lower cost, better performing, and longer lifetime primary Air Cathode would result.

The NRC Air Cathode project will not deliver a final result for at least 24 months and these outputs will still require 9 to 12 months of production design, test, and implementation before being ready for commercialization. As a result, production of prototypes (and the less demanding  ZPAC's) will continue using Air Cathodes from existing suppliers.

In addition to the primary Air Cathode, Power Air intends to develop rechargeable Air Cathodes suitable for use in Mobile Electronic Devices initially, as well as rechargeable Air Cathodes suitable for use in Hybrid Electric Vehicles in the longer term.

Subsequent Product Development

Assuming successful implementation of the 1.25 and 2.5 kW Portable Emergency Generator units, work will begin on a parallel path to develop UPS & Telecoms as well and Small Fleet products, as per OEM specifications/requirements.

In addition, work on the rechargeable versions of the ZPAC's will be undertaken in parallel with the Portable Emergency generator assuming we are able to deliver the necessary performance in a reversible configuration.

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

In undertaking our development work, we plan to outsource materials handling and manufacturing of components to existing component manufacturers.  The aim of this strategy is to minimize capital costs in the setting up of manufacturing plants, and this will provide flexibility in sourcing of components and compliance of design specification rules in each country.

Prototyping and Testing

As we update the ZAFC design and complete our development work, we anticipate that many of the core components and materials will change.  Each variation will require extensive single-cell and unit testing as well as forensic work.  While it is reasonable to acquire some test and lab apparatus (load banks, etc.), we believe that many of the environmental tests may be more cost effectively undertaken in conjunction with a third party.  This is another of the reasons we have established a presence at the NRC's Institute for Fuel Cell Innovation facility in Vancouver, Canada, which has environmental testing chambers and expertise at the facility.

Manufacturing

We anticipate that manufacturing of any commercial products incorporating our core ZAFC cell or stack technology will be undertaken by an OEM or a Contract Manufacturer under agreement with us.  At the same time, design of the products, especially design of the core ZAFC stack for the manufacturing prototype, will require extensive input from not only experienced designers and engineers, but also from experienced production staff.  On September 27, 2006 the Company entered into a four phase Development and Pre-Manufacturing Agreement (the "Mid States Agreement") with Mid States Tool and Machine Inc. of Decatur, Indiana ("Mid States").  Mid States is an established plastics tooling and machining company that has advanced computer aided design and manufacturing capability to allow for the easy iteration of designs during the prototyping phase.  Pursuant to the Mid States Agreement, Mid States will re-design, cost-reduce, tool and manufacture the ZAFC.    It is still intended that Mid States  be one of the Company's contract manufacturers for the initial  ZAFC cells for use in the Company's  ZAFC commercial products in North America.  The Company is also exploring manufacturing options with at least two Contract Manufacturers in Asia for its ZSeries powerpack products.

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

National Research Council of Canada's Institute for Fuel Cell Innovation

PAC has also established a Canadian subsidiary, Power Air (Canada) Corporation.  On March 31, 2007 our Canadian subsidiary extended a premises lease for office and laboratory space at the National Research Council of Canada's Institute for Fuel Cell Innovation (NRC-IFCI) in Vancouver, British Columbia, Canada. The NRC-IFCI is widely considered to have the world's most advanced cluster of companies and organizations focused on fuel cell technologies.  The lease was renewed on April 1, 2008 and expires on March 31, 2009. We believe that our presence at the NRC will provide us with the opportunity to interact with other leading companies and leverage both NRC resources (for testing and project development) and the vast pool of local talent to reduce cost and time to market.

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

Marketing & Sales

We plan to focus on delivering ZPAC and ZAFC based products and systems to the market in collaboration with OEMs and/or Contract Manufacturers.  Our plan is to identify and enter into strategic relationships with OEMs and/or Contract Manufacturers that are interested in pursuing the commercialization of products incorporating our ZAFC technology.  Partnering  is expected to reduce the time required to commercialize our technology as it offers the ability to:

  leverage the market intelligence, specifications requirements, systems integration, and product development expertise;

  leverage the  customer base for field trial activities and feedback;

  leverage the  product design, certification, and regulatory approval expertise; and

  leverage the  marketing, sales, distribution, installation, and service capabilities.

By partnering , our objective will be to avoid duplicating costly, already existing tooling, manufacturing, distribution, service and support infrastructures, thus enabling us to focus on cost reduction and improvement of our core technology offering.

For the ZPAC products, we will look to OEMs and/or Contract Manufacturers for packaging, end-user testing and certification expertise. For the more complex ZAFC products, we plan to support the OEM systems integration, product development, codes and standards, testing, and siting activities and participate with OEMs in end-user field trials.

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

We plan to focus our marketing efforts on establishing relationships with major organizations and we will target trade shows and trade press in order to promote these relationships.  We also plan to promote our technology via press releases and editorial write-ups in trade publications.  We plan to undertake limited media advertising.  We plan to retain the services of an advertising agency to assist in public relations and marketing communications.  This will be subject to review during the product launch phase.  We anticipate that the primary promotional and marketing effort will be performed in conjunction with our OEM, Contract Manufacturer, and zinc strategic partners.

Patents and Licences

As described above, we hold the exclusive world-wide license from LLNL for the development and commercialization of the ZAFC technology.  We also have exclusive worldwide rights to a second LLNL patent pertaining to a low-cost process for recovering zinc and converting it to pellet form for reuse in the ZAFC system.

We have registered two provisional patents and have identified several additional patentable designs in the course of developing our core ZPAC and ZAFC technology, and are in the process of filing additional patent applications, but there can be no assurance that any of these patents will be issued or that patents will not be challenged.

Government Approvals

One of our objectives will be to establish relationships with relevant regulators, government and industry agencies in regard to the endorsement of our technology and products.  In particular, we plan to seek to align our technology and products in order to qualify for grants and assistance programs directed at end-users wishing to adopt clean power alternatives.

Government Regulation

If we are to introduce products incorporating our ZPAC and ZAFC designs into the marketplace, we will have to obtain Underwriters Laboratory and/or CSA International certifications for North America, and CE certifications for Europe and Asia prior to being able ship or install any product.  Accordingly, we plan to design all products that we develop so that they will be able to pass all major certifications (North America, Europe, Asia) with the same design.  The expense associated with this government regulatory compliance will be incorporated into the costs for the design and development of our products.

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

Competition

The Company faces competition from a number of companies some of which are larger and have greater resources than PAC.  The Company's competitors in the fuel cell industry include, among others, Medis, Plug Power, Revolt, Fuel Cell Energy, Inc., Electric Fuel Corporation, and PowerZinc Corporation.  In addition, the Company will be attempting to displace established technology such as alkaline, lithium and lead-acid batteries and internal combustion engines in many of the markets it enters, which have many companies that are established in these markets with greater resources than the Company.  See "Risk Factors".

ZPAC Portable Power Pack Competition

Unlike generator (which are dominated by fossil fuels including gasoline and diesel) within the battery sector, there are a number of alternative chemistries - including Zinc Air. Zinc-Air has some significant advantages over the nearest competitors in terms of Energy/Volume and Energy/Weight - this extends to cost since Lithium is scarce and therefore more expensive. It should be noted that Zinc Air does not currently work well in a Secondary (rechargeable) configuration.

Cell Type

Capacity at 1A (Ah)

 Grav.Cap.
(Ah/kg)

Vol. Cap (Ah/L)

 $ / cell
(Best Buy)

 No. Cells
for 40 Ah

Volume (cm3)

 Mass
(g)

 Retail Price
($)

ZPAC (80% U)

(40)

(221)

(837)

-

(1)

96

190

$20 est.

Max Alkaline

1

43

123

0.69

40

325

920

27.20

e2 Titanium Alkaline

1.5

65

185

1.12

27

216

613

30.00

e2 Lithium (Primary)

3

207

375

2.50

 13.3
(14)

 107
(113)

 194
(209)

 33.33
(35.00)

2.3 Ah NiMH

2.2

73

265

3.25

 14.6
(15)

 120
(123)

 435
(444)

 47.25
(48.75)

ZAFC Emergency Generator Competition

Incumbent portable generators from McCullough, Briggs & Stratton, Coleman and Honda are well priced at between $120 and $600 per kW for the end-user product.  However, the higher end, quieter models such as the Honda EU3000 are premium priced and in greatest demand for home use.  In addition to virtually silent operation, Power Air's ZAFC-based products will have the advantages of indoor siting, no emissions, no fire hazard, no explosion hazard, no burn hazard (i.e.: to touch it when in operation), and recyclable fuel.  To compete against incumbent portable generators, the OEM will have to offer the end-user a product at a reasonable premium, considering the advantages above, compared to the higher end portable generator price.

To compete against higher end fossil fuel portable generators, at an average of about $600 per kW, we believe a "Green" OEM alternative needs to deliver 1500+ hours of lifetime, 4 to 6 hours run-time at full load, and an end user price of:

   Introduction:

$1000 - $1200 per kW

   Market Penetration:

$800 - $1000 per kW

   Mass Market:

$600 - $800 per kW

Employees

We currently have 14 full-time employees and 5 part-time employees.

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

Results of Operations

Nine months ended June 30, 2008 Compared to the Nine months ended June 30, 2007

The following table sets out our consolidated loss during the nine months ended June 30, 2008 and 2007, respectively:

 Nine Months
Ended
June 30, 2008

 Nine Months
Ended
June 30, 2007

(Unaudited)

(Unaudited)

$

 $

Expenses

Amortization of property and equipment

70,535

31,201

Development and engineering

812,117

860,861

General and administration

1,406,144

1,184,579

License fees

79,622

77,830

Marketing

253,035

515,615

Interest and finance fees

(38,235)

3,390,184

Total Expenses

2,583,218

6,060,270

Net Loss

(2,583,218)

(6,060,270)

The Company recorded a net loss of $2,583,218 for the nine months ended June 30, 2008 as compared to a net loss of $6,060,270 for the period ended June 30, 2007, a net decrease of $3,477,052.  The decrease in net loss was due to the following significant components: a reduction in interest and finance fees by $3,389,000, receipt of an Investment Tax Credit from the Canadian Federal Government and the British Columbia totaling $147,000 net of expenses, the reduction in investor relations spending by $215,000, a reduction of $263,000 in Sales and Marketing costs and an increase in interest income of $27,000.  Offsetting these reductions was an increase in Development and engineering costs of $186,000 and an increase in facilities costs of $71,000, increased Administrative staff of $124,000, higher consulting fees of $68,000, increased Stock-based compensation of $52,000 resulting  from  stock option grants, increased director fees of $47,000 and higher insurance cost of $27,000.  Depreciation expenses increased $39,000 due to increased purchase of laboratory equipment.

Liquidity and Capital Resources

The following table sets forth our cash and working capital as of June 30, 2008.

 As of
June 30, 2008
(Unaudited)

 As of
September 30, 2007
(Audited)

Cash reserves

$1,255,236

$2,260,326

Working capital

$1,294,230

$2,238,964

We plan to spend approximately $4.7 million over the next twelve months in carrying out our plan of operations.

During the next 12 months we anticipate that we will become a revenue generating company, although there is no guarantee that we will achieve this objective.  We had working capital of $1,294,230 at June 30, 2008.

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

Also on June 5, 2007, we issued an aggregate of 14,285,716 units (each a "Unit") at a price of $0.35 per Unit for total gross proceeds of $5,000,000 in a private placement (the "June 2007 Private Placement Offering"), with each Unit being comprised of one share of common stock and one non-transferable share purchase warrant (each a "Warrant") of the Company, and with each Warrant entitling the holder to purchase one additional share of common stock of the Company at an exercise price of $0.50 per share from the date of issuance to the date of expiry on June 5, 2009.  The 14,285,716 Units were sold to purchasers who were offshore pursuant to Regulation S under the Securities Act. As the June 2007 Private Placement Offering constituted a Qualified Offering, on June 5, 2007, we also issued an aggregate of 6,257,118 Units to the lenders under the Financing on the same terms and conditions as the Private Placement Offering for no additional consideration.

On May 14, 2008, we issued an aggregate of 15,000,000 units (each a "Unit") at a price of $0.10 per Unit for total gross proceeds of $1,500,000 in a private placement, with each Unit being comprised of one share of common stock and one non-transferable share purchase warrant (each a "Warrant") of the Company, and with each Warrant entitling the holder to purchase one additional share of common stock of the Company at an exercise price of $0.25 per share from the date of issuance to the date of expiry on May 14, 2010.  The 15,000,000 Units were sold to purchasers who were offshore pursuant to Regulation S under the Securities Act.

We anticipate that the above financings that are included in our cash on hand at June 30, 2008 of $1,255,236 will be sufficient to enable us to complete the product and program concept phase and begin the design, manufacture and testing of engineering prototypes. Our cash needs for the next twelve months are $4.7 million.

The Company currently has no sources of revenue to provide incoming cash flows to sustain future operations.  The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to enter into OEM joint venture agreements, to raise additional equity financing and generate revenue, cash flow and attain profitable operations.  There can be no assurance that the Company will be able to complete any of the above objectives.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern.  The consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  As at June 30, 2008, the Company had accumulated losses of $20,706,828 since inception.  The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Operating Activities

Operating activities in the nine months ended June 30, 2008 used cash of $2,374,639, which reflect our recurring operating losses.

Investing Activities

In the nine months ended June 30, 2008 investing activities used cash of $130,451 to purchase property and equipment.

Financing Activities

In the nine months ended June 30, 2008, we raised $1,500,000 in financing activities.

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

We believe that our critical accounting policies and estimates include the accounting for stock-based transactions, accounts receivable, and long-lived assets.

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

On June 19, 2008, the Board of Directors passed a resolution to grant each of Don Ceci, President and CEO, and Dean Haley, Chairman of the Board of Directors, stock options to purchase 200,000 shares, which stock options are exercisable at $0.14 per share for a period of five years.    On June 19, 2008, the Board of Directors also passed a resolution granting stock options to purchase a total of 570,000 shares to nine key employees of the company, which stock options are exercisable at $0.14 per share for a period of two years.  On June 19, 2008, the Board of Directors also approved granting of options to purchase a total of 190,000 shares to six potential new hires for a period of two years from the date of hire at the closing price of the stock on the date of hire.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS No.162"). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60".  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise's risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted.  The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

We cannot guarantee that we will be able to develop commercially viable fuel cell based products on the timetable we anticipate, or at all.  The commercialization of our fuel cell products requires substantial technological advances to improve the efficiency, functionality, reliability, cost and performance of these systems and products and to develop commercial volume manufacturing processes for these systems and products.  We cannot guarantee that we will be able to internally develop the technology necessary for commercialization of our fuel cell products, or that we will be able to acquire or license the required technology from third parties.  Developing the technology for high-volume commercialization requires substantial capital, and we cannot assure you that we will be able to generate or secure sufficient funding on terms acceptable to us to pursue our high-volume commercialization plans.  In addition, before we release any product to market, we subject it to numerous field tests.  These field tests may encounter problems and delays for a number of reasons, many of which are beyond our control.  If these field tests reveal technical defects or reveal that our products do not meet performance goals, including useful life, safety, and reliability, our commercialization schedule could be delayed, and potential purchasers may decline to purchase our systems and products.  Our inability to develop commercially viable fuel cell based products that can be marketed and sold will result in our inability to earn revenues and achieve profitability, with the result that our business may fail.

Because we have not earned any revenues from operations, all our capital requirements have been met through financing and it is not certain we will be able to continue to find financing to meet our operating requirements.

Our business plan calls for significant expenses in connection with the development of our ZAFC business.  Our capital requirements have been and will continue to be significant.  We will be dependant on future financing to fund our research and development as well as other working capital requirements.  We estimate that our current working capital will support our activities for no more than 5 months.  After that time we will need additional financing.  There can be no assurance that such additional financing will be forthcoming or that it will result in sufficient capital for us to meet our expected working capital needs.  It is not anticipated that any of our officers, directors or current shareholders will provide any significant portion of our future financing requirements.  Furthermore, in the event that our plans change, our assumptions change or prove inaccurate, or our capital resources prove to be insufficient to fund operations, we could be required to seek additional financing sooner than currently anticipated, or in greater amounts than is currently anticipated.  Any inability to obtain additional financing when needed would have a material adverse effect on us, including possibly requiring us to significantly curtail or possibly cease our operations.  In addition, any future equity financing may involve substantial dilution to our existing shareholders.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our audited financial statements for the period from inception to September 30, 2007 have been prepared assuming that we will continue as a going concern.  Our auditors have expressed substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  We have incurred operating losses totalling $20,706,828 since inception to June 30, 2008.

Because we have not earned any revenues from operations, all our capital requirements have been met through financing and it is not certain we will be able to continue to find financing to meet our operating requirements.

Notwithstanding the recent completion by us of our private placement financings, we will need to obtain additional financing in order to pursue our business plan.  As of June 30, 2008, we had cash on hand of $1,255,236 and working capital of $1,294,230.  Our business plan calls for significant expenses in connection with the development of our ZAFC technology and new ZPAC product.  Our capital requirements have been and will continue to be significant.  We will be dependant on future financing to fund our research and development as well as other working capital requirements.  We estimate that our current working capital will support our activities for no more than five months.  After that time we will need additional financing.  However, there can be no assurance that such financing will be forthcoming or that it will result in sufficient capital for us to meet our current and expected working capital needs.    Furthermore, in the event that our plans change, our assumptions change or prove inaccurate, or our capital resources prove to be insufficient to fund operations, we could be required to seek additional financing sooner than currently anticipated, or in greater amounts than is currently anticipated.  Any inability to obtain additional financing when needed would have a material adverse effect on us, including possibly requiring us to significantly curtail or possibly cease our operations.  In addition, any future equity financing may involve substantial dilution to our existing shareholders.

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

To successfully commercialize our ZAFC fuel cell technology and ZPAC products, we must develop, either ourselves or through OEM's and/or Contract Manufacturers with whom we may enter into strategic relationships, the ability to manufacture our products in quantities in compliance with regulatory requirements and at an acceptable cost.  We have no long-term experience in manufacturing products and could experience difficulties in development or manufacturing that could impair our ability to successfully commercialize products incorporating our ZAFC fuel cell technology or based on our ZPAC design.  Moreover, there can be no assurance that we or OEM's and/or Contract Manufacturers with whom we enter into strategic relationships will be successful in scaling up manufacturing operations sufficient to produce our products in sufficient volume and at acceptable manufacturing costs to generate market acceptance.

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

The markets in which we intend to operate is dominated by several large firms with established products, and our success will be dependant upon acceptance of our products by the market as reliable, safe and cost-effective power solutions.  It may be difficult or impossible for us to achieve such acceptance of our products in view of competitive market conditions.  Many of our competitors have substantial financial resources, customer bases, manufacturing, marketing and sales capabilities, and businesses or other resources, which give them significant competitive advantages over us.  Thus it is likely that they will be quicker to market than we will, with products that will compete with our products, should our products be successfully approved and commercialized.  Moreover, even if we successfully bring our products to market ahead of our projected competitors, established competitors may be able to quickly bring products to market that would compete.  In addition, the market is subject to constant introduction of new products and designs.  Market acceptance of our products may be influenced by new products or technologies that come to market, which could render our products obsolete or prohibitively expensive.  If we are unable to address these matters, or any of them, then our products may not be able to compete in the marketplace with products offered by competitors and we may not be able to achieve significant revenues or profitability.

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

Our common stock is traded on FINRA's Over-the-Counter Bulletin Board (the "OTCBB").  Investors may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our common stock than would otherwise be the case if our common stock was listed on a more recognized stock exchange or quotation service.  In addition, trading in our common stock is currently subject to certain rules under the U.S. Securities Exchange Act of 1934, as amended (the "Exchange Act"), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a "penny stock." Penny stocks are generally non-FINRA equity securities with a market price less than $5.00 per share.  The penny stock rules require broker-dealers selling penny stocks to make certain disclosures about such stocks to purchasers thereof, and impose sales practice restrictions on broker-dealers in certain penny stock transactions.  The additional burdens imposed upon broker-dealers by these rules may discourage them from effecting transactions in our common stock, which could limit the liquidity of the common stock and the ability of our stockholders to sell their stock in the secondary market.

Five of our seven directors and one of our three senior officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

Five of our seven directors and one of our three senior officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States.  As a result, it may be difficult for investors to effect service of process on our directors or officers, or enforce within the United States or Canada any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.  Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them.  In addition, investors may not be able to commence an action in a Canadian court predicated upon the civil liability provisions of the securities laws of the United States.  The foregoing risks also apply to those experts identified in this annual report that are not residents of the United States.

Our stock is a penny stock.  Trading of our stock may be restricted by the SEC's penny stock regulations and FINRA's sales practice requirements, which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock.  The Securities and Exchange Commission (the "SEC") has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors".  The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser's written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.  In addition to the "penny stock" rules promulgated by the SEC, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Also on June 5, 2007, we issued an aggregate of 14,285,716 units (as previously defined, each a "Unit") at a price of $0.35 per Unit for total gross proceeds of $5,000,000 in a private placement (as previously defined, the "Private Placement Offering"), with each Unit being comprised of one share of common stock and one non-transferable share purchase warrant (as previously defined, each a "Warrant") of the Company, and with each Warrant entitling the holder to purchase one additional share of common stock of the Company at an exercise price of $0.50 per share from the date of issuance to the date of expiry on June 5, 2009.  The 14,285,716 Units were sold to purchasers who were offshore pursuant to Regulation S under the Securities Act of 1933.

As the Private Placement Offering constituted a Qualified Offering, on June 5, 2007, we also issued an aggregate of 6,257,118 Units to the lenders under the Financing on the same terms and conditions as the Private Placement Offering for no additional consideration.

On July 16, 2007, we entered into an agreement with Elite Financial Communications Group, LLC ("Elite") to manage all aspects of our investor and media relations program (the "Elite Agreement").  Pursuant to the Elite Agreement, an aggregate of 300,000 non-transferable common stock purchase warrants (each a "Warrant") to purchase up to an equivalent number of common shares of Power Air (each a "Warrant Share") has been issued to Elite in the following manner and with the following exercise and vesting terms as set forth in the Agreement: (a) an initial 150,000 of the Warrants (the "Initial Warrants") on July 16, 2007, with each such Initial Warrant being exercisable for one Warrant Share of Power Air for the period commencing on July 16, 2007 and expiring at 5:00 p.m. (Livermore, California, time) on the date which is two years from the effective date of Power Air's proposed registration statement, if any, pursuant to which the Warrant Shares underlying the Initial Warrants are to be proposed for registration under the Securities Act (such time period, the "Warrant Exercise Period"), at an exercise price of $0.45 per Warrant Share during the Warrant Exercise Period; and (b) the final 150,000 of the Warrants (the "Final Warrants") will be issued to Elite and vest on the 181st day following July 16, 2007 with each such Final Warrant then being exercisable for one Warrant Share of Power Air during the same Warrant Exercise Period at an exercise price of $0.60 per Warrant Share. Power Air also agreed to issue to Elite piggyback registration rights for the common shares underlying the warrants, whereby these shares will be registered for resale by Elite on the first applicable registration statement filed by Power Air with the Securities and Exchange Commission.  The term of the Warrants expire 24 months from the date the registration statement registering the shares underlying the Warrants is deemed effective. This issuance of the Warrants was completed on a private placement basis pursuant to the terms of the Agreement by Power Air to Elite as an "accredited investor" as that term is defined in Rule 501(a) of Regulation D under the Securities Act.

On May 14, 2008, we issued an aggregate of 15,000,000 units (each a "Unit") at a price of $0.10 per Unit for total gross proceeds of $1,500,000 in a private placement (the "Private Placement Offering"), with each Unit being comprised of one share of common stock and one non-transferable share purchase warrant (each a "Warrant") of the Company, and with each Warrant entitling the holder to purchase one additional share of common stock of the Company at an exercise price of $0.25 per share from the date of issuance to the date of expiry on May 14, 2010.  The 15,000,000 Units were sold to purchasers who were offshore pursuant to Regulation S under the Securities Act.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote during the three months ended June30, 2008.

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

10.6

2006 Stock Incentive Plan(4)

10.7

Financing Agreement dated March 4, 2007 among the Company, Paulson Investment Company, Inc. and High Capital Funding, LLC (including the form of the Secured Promissory Note, the form of the Equity Consideration Certificate, the form of the Security Agreement and the form of the Security and Pledge Agreement).(6)

 Exhibit
Number

Description of Exhibit

10.8

Form of the Subscription Agreement between the Company and each of the purchasers for the April 2007 Note and the Equity Consideration Certificates.(6)

10.9

Form of the $0.35 Unit Private Placement Subscription Agreement between the Company and each of the purchasers of the Units under the June 2007 Private Placement Offering.(7)

10.10

Form of the Non-U.S. Share Purchase Warrant Certificate utilized with the June 2007 Private Placement Offering. (7)

10.11

Service Agreement dated July 16, 2007 between the Company and Elite Financial Communications Group, LLC regarding the Company's investor and media relations program.(8)

10.12

Form of the $0.10 Unit Private Placement Subscription Agreement between the Company and the purchaser of the Units under the May 2008 Private Placement Offering.(9)

10.13

Form of the Share Purchase Warrant Certificate utilized with the May 2008 Private Placement Offering.(9)

21.1

 Subsidiaries of the Company:
Power Air Tech, Inc. (Delaware) (100%) Power Air (Canada) Corp. (British Columbia) (50%)

31.1

Certification of Chief Executive Officer.

31.2

Certification of Chief Financial Officer.

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

(7)   Previously filed with the SEC as an exhibit to our Form 8-K as originally filed with the SEC on June 11, 2007.

(8)   Previously filed with the SEC as an exhibit to our Form 8-K as originally filed with the SEC on July 16, 2007.

(9)   Previously filed with the SEC as an exhibit to our Form 8-K as originally filed with the SEC on May 20, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER AIR CORPORATION

"Donald Ceci"

Donald Ceci

President & Chief Executive Officer

Date:  August 14, 2008.

"Alan Campbell"

Alan Campbell

Secretary, Treasurer, Chief Financial Officer and

Principal Accounting Officer

Date:  August 14, 2008.