Form 10-K
period 2008-09-30
POWER AIR CORP
filed 2009-01-13
CIK 1310261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the Fiscal Year Ended September 30, 2008

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________________ to ________________.

Commission file number 000-51256

POWER AIR CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	98-0433974
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

4777 Bennett Drive, Suite E, Livermore, CA	94551
(Address of Principal Executive Offices)	(Zip Code)

(925) 960-8777
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.
Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☐ (do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the registrant's common equity was last sold, as of March 31, 2008 (the last day of the registrant's most recently completed second fiscal quarter) was approximately $3,130,710.

The registrant had 81,453,675 shares of common stock outstanding as of January 12, 2009.

__________

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties outlined in this annual report under "Risk Factors". These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this annual report. Forward-looking statements in this annual report include, among others, statements regarding:

  our capital needs;

  business plans; and

  expectations.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Some of the risks and assumptions include:

  our need for additional financing;

  our limited operating history;

  our history of operating losses;

  the competitive environment in which we operate;

  changes in governmental regulation and administrative practices;

  our dependence on key personnel;

  conflicts of interest of our directors and officers;

  our ability to fully implement our business plan;

  our ability to effectively manage our growth; and

  other regulatory, legislative and judicial developments.

We advise the reader that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Important factors that you should also consider, include, but are not limited to, the factors discussed under "Risk Factors" in this annual report.

The forward-looking statements in this annual report are made as of the date of this annual report and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

AVAILABLE INFORMATION

Power Air Corporation files annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission (the "SEC"). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the SEC at the SEC's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also obtain copies of our SEC filings by going to the SEC's website at http://www.sec.gov.

REFERENCES

As used in this annual report: (i) the terms "we", "us", "our", "Power Air" and the "Company" mean Power Air Corporation; (ii) "SEC" refers to the Securities and Exchange Commission; (iii) "Securities Act" refers to the United States Securities Act of 1933, as amended; (iv) "Exchange Act" refers to the United States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

__________

ii

TABLE OF CONTENTS

__________

iii

PART I

ITEM 1.            BUSINESS

Name and Incorporation

Our Company was formed under the laws of the State of Nevada on August 26, 2004 under the name "Fortune Partners, Inc." By an amendment to our Articles of Incorporation we changed our name to "Power Air Corporation" effective on December 22, 2005.

Our principal business offices are located at 4777 Bennett Drive, Suite E, Livermore, California, 94551. Our telephone number is (925) 960-8777 and our facsimile number is (925) 960-9197.

We own 100% of the issued and outstanding share capital of Power Air Tech, Inc., which was formed under the laws of the State of Delaware in October of 1997, together with 50% of the issued and outstanding shares of Power Air (Canada) Corp. ("Power Air Canada"), which was formed under the laws of the Province of British Columbia, Canada, on December 12, 2005. Power Air (Canada) Corp. is considered a variable interest entity due to our Company's control over the operations and 100% funding of costs to date, and thus is considered a 100% consolidated subsidiary.

Our Corporate History

On September 30, 2005, we acquired all of the issued and outstanding shares of Power Air Tech, Inc. As a result of such acquisition, we are a development stage company engaged in the business of developing, manufacturing and marketing of fuel cell based commercial products.

This acquisition represented a change in control of our Company. The change in control, for accounting purposes, constitutes a re-capitalization of our Company and, therefore, the transaction has been accounted for as a reverse merger whereby Power Air Corporation is considered the acquired entity and the operations of Power Air Tech, Inc. have become the continuing operations of our Company.

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

Our objective is to commercialize the ZAFC technology to the stage where the technology can be incorporated into ZAFC products that can be manufactured and sold for use as the power supply for commercial applications. We have completed initial development work on prototype zinc air fuel cells incorporating our technology. We plan to continue this development work in order to develop products incorporating our ZAFC technology that can be commercially marketed to consumers and businesses. In pursing this objective, we plan to undertake strategic relationships with original equipment manufacturers ("OEMs") who would incorporate our ZAFC technology into fuel cell powered products to be manufactured and sold by the OEM. As well, we plan to develop and design end-user commercial products that will be manufactured by third party contract manufacturers, and marketed and distributed by Power Air directly.

We have determined to focus our initial technology and product development efforts on the design and development of a series ("Z Series") of auxiliary power pack products that would be developed and designed by Power Air, manufactured by a contract manufacturer, and marketed by Power Air. The initial products will be small, pocket-sized power packs that will allow end-users to recharge their portable electronic devices (cell phones, PDAs, music players, handheld games, etc.) anywhere, anytime. In parallel, we will continue technology development to develop a ZAFC based portable emergency generator designed for back-up or emergency use in homes and small businesses. We have developed prototypes of both of these products using our ZAFC technology. In order to complete development of commercial products, we will have to complete the following phases of development:

  completion of technology development required to complete a "technology transfer" to product development completion of the design, manufacture and testing of engineering prototypes;

  completion of the design, manufacture, testing and certification of manufacturing prototypes; and

  pilot production of commercial products.

We anticipate that our working capital at September 30, 2008 combined with a financing that is anticipated to close during January 2009, will be sufficient to enable us to complete the design and testing of engineering prototypes, the design of manufacturing prototypes, and the commercial release of our first consumer products. Our ability to complete the certification and pilot production of commercial Z Series products will require that we obtain additional equity financing. We intend to raise additional equity financing to continue our technology and product development projects, to fund the manufacturing and packaging of our initial Z Series inventories, to test and certify our auxiliary power packs, and to expand our engineering and sales/marketing headcount. However, we do not currently have such financing in place.

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

In the medium to long term (48 to 72 months), we anticipate the steady emergence of hybrid electric vehicles which will require low cost, safe, rechargeable batteries or powerpacks, and the long term eventual emergence of fuel cell powered vehicles requiring safe, reliable, cost effective fuel cells. Currently, hybrid vehicles are using nickel metal hydride batteries, and much development is being done to improve lithium based batteries to make them safer and less costly for this application. Zinc air offers an excellent alternative to lithium as zinc is abundant, relatively inexpensive, intrinsically safe, and sustainable (recyclable for use over and over again). Recent publications by independent third parties have identified zinc air as the most logical choice for hybrid electric vehicles. We recognize this long term opportunity and we are positioning to participate in this market with technology development initiatives which are intended to result in rechargeable zinc air powerpacks and batteries for this application.

Anticipated Markets for Fuel Cells

Fuel cells have not yet reached the stage where they have achieved widespread commercial adoption. As such, we believe that the market for fuel cells is in its early stages and is still developing. Based on industry experience to date, and learning from the experience of other fuel cell manufacturers, particularly PEM fuel cell based companies where prototypes have been tested in a variety of applications, we believe that the markets for fuel cell based products will evolve as follows:

First-to-Market: Occasional use products, such as generator and battery substitutes for industrial, residential, and personal back-up power solutions, with low operating lifetime requirements:

  Emergency and mobile power packs

  Emergency generators for residential and small business

  Uninterruptible Power Supply ("UPS") back-up (PC's, Servers, Data Centres)

  Telecom, Utility, Cable TV and Commercial Building back-up

Next-to-Market: Intermittent use products, such as longer running generators and light mobility vehicles, requiring longer operating life (i.e.: to 10,000 hours and over) and on-board fuel storage and re-fuelling logistics:

  Alternate Power Units ("APUs") that power non-drive train functions for trucks, boats, RV's, and Military vehicles.

  Seasonal (i.e.: cabins, cottages) and special events power supply units.

  Light mobility fleet units such as forklifts, golf carts, scooters, airport ground support vehicles, military vehicles, small hybrid vehicles.

  Hybrid electric vehicles.

Last-to-Market: Continuous use products, requiring operating lifetimes to 40,000 hours and fuel infrastructure support in place:

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

In order to maintain our license rights, we are required to:

  pay royalty payments on net sales of end-use, stand-alone products that incorporate the licensed technology equal to 1.2%;

  pay royalty payments on net sales of individual zinc air fuel cells equal to 3.3%; and

  pay royalty payments on net sales by any sub-licensees equal to the earned royalty that would be payable by us had the sales been made by us, provided that we will also pay an additional 0.25% royalty on net sales to foreign entities by any sub-licensees.

We have also agreed to pay a minimum royalty to LLNS which will equal $100,000 for each remaining year of the license. This minimum royalty amount is payable on February 28th of each year of the License Agreement.

Power Air Tech is obligated to diligently proceed with the development, manufacture and sale of products incorporating the licensed technology. LLNS has also maintained mandatory sublicensing rights that may require us to grant sublicenses to third parties if (i) we fail to meet market demand for prospective licensed products not included in our business plan projections, or (ii) we fail to introduce into the marketplace licensed products listed in our business plan within two years of an agreed upon schedule of product introduction dates. The License Agreement also specifies performance obligations that we are required to meet. These performance obligations are measured in terms of gross sales revenues from sales of licensed products. If we fail to meet these performance obligations, LLNS may, at its sole option: (i) converted the limited exclusive license to a non-exclusive license, (ii) negotiate a new schedule of performance obligations and conditions for continuation of the limited exclusive license, or (iii) terminate the License Agreement.

The term of the License Agreement commenced March 13, 2001 and will remain in effect until the expiration or abandonment of the last of the licensed patents, unless terminated earlier in accordance with the terms of the License Agreement.

Power Air has also filed the following Provisional Patents which are intended to add to our intellectual property:

    Electrolyte life extension.

    Powerpack design.

Our Fuel Cell Technology

The Zinc Air Fuel Cell

Our fuel cell technology is a metal oxide fuel cell using simple physical chemistry. It uses a combination of atmospheric oxygen and zinc pellets in a liquid alkaline electrolyte mixture referred to as an "electrolyte" to generate electricity. The by-products from the chemical reaction are zinc oxide and potassium zincates. The electrolyte used in the ZAFC fuel cells is potassium hydroxide, a chemical which is readily available in commercial quantities. In operation, the fuel cell consumes all of the zinc and is operationally quiet, providing instantaneous stable electrical energy with zero greenhouse gas emissions.

LLNL scientists and engineers achieved significant breakthroughs in the design of the ZAFC which were subsequently patented and now exclusively licensed to us. The current, self-feeding design incorporates a hopper from which the zinc pellets, less than one millimeter in size, feed through a restricted opening into a wedge-shaped cell to react with the flowing electrolyte during operation. The size of the lightweight fuel cell stack determines power (measured in kilowatts); the electrolyte reserve tank (together with the amount of zinc in the hopper) determines the total energy capacity (measured in kilowatt-hours) and operational cycle of the device.

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

The ZAFC stack is constructed in a modular form of unit cells, each of which is made up of a hopper, a self-feeding galvanic cell with air and refueling ports. The hoppers in each cell act as buffers to protect the air electrodes during refueling and handling. The cells are joined or molded together in a fuel stack module that is connected to an electrolyte storage tank that contains the electrolyte and discharge products. Each cell contains a lightweight plastic frame, a current collector/mesh, and a paper-thin air electrode. The plastic frame extends upwards to create a hopper which can hold additional zinc pellets that are fed into the cell as the zinc is used up in the cell. The lightweight cells generate the power from the ZAFC stack. The size of the lightweight fuel cell stack determines power (measured in kilowatts); and the electrolyte reserve tank (together with the amount of zinc in the hopper) determines, the total energy capacity (measured in kilowatt-hours) and operational cycle of the device.

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

In operation zinc pellets, less than one millimeter in diameter, are pushed along the base of horizontal fill tubes by the flowing electrolyte. The zinc pellets flow through slots to load each individual cell situated above the reaction cell.

The very narrow (less than three millimeter wide) cell openings allow the particles to feed informally into the cell to form an open, loosely packed structure, which permits the oxidation of the zinc and easy flow of electrolyte. The electrolyte flows upward through the cell and hopper to remove heat and reaction by products.

The ZAFC based devices are self-contained and the electric power required to drive the ancillary air and electrolyte pumps is negligible, consuming less than four percent of the fuel cell stacks gross output.

The ZAFC has refueling capability in that the invariant materials (zinc and electrolyte) can be replaced during the discharge cycle. Topping up of ZAFC's electrolyte storage tank and zinc hopper can be performed in minutes. The residual zinc oxide can be recycled.

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

  Rapid Refueling and Continuous Use. Products incorporating our ZAFC technology can be designed to be rapidly refuelable through an exchange of electrolyte and addition of zinc pellets, rather than being slowly recharged using electricity. This will allow products incorporating our ZAFC technology to be used for applications requiring near continuous use.

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

The ZPAC Cells

The zinc power pack (ZPAC) cell forms the base platform component of the small scale portfolio of our products, which will be specifically designed, engineered, packaged and branded in a range of applications suitable for the electronic mobile and portable device requirements. For selected applications, the lightweight cells will provide the power/energy requirements (measured in watts) and the total energy capacity (measured in watt-hours).

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

In the case of a ZPAC cell, zinc pellets are replaced by a fine zinc powder which, together with a gelled form of electrolyte, forms a paste. The configuration of the current collector also changes.

In operation, the air cathode side of the device is simply exposed to air (similar to zinc air button cells used in hearing aids), allowing for the immediate production of electricity. A charge-pump (low cost DC-DC converter) allows a single 1V cell to step up to 5V or even higher.

The ZPAC cell is currently a primary (ie: non-rechargeable) cell, and ZPAC powered products will be introduced in the short term as non-rechargeable products, requiring replacement of the ZPAC (similar to replacing non-rechargeable batteries). Our medium term strategy is to introduce secondary (ie: rechargeable) ZPAC's. To satisfy demand for rechargeable auxiliary power packs in the short term, we plan to introduce rechargeable lithium powered products, to be followed by rechargeable zinc air powered products in the medium term.

Development of our Zinc Air Fuel Cell Technology

Historical Development

Our ZAFC technology was developed through a joint collaboration effort between Lawrence Livermore National Laboratory (LLNL) and the United States Department of Energy. LLNL is a leading United States Government research and development facility located in Livermore, California. LLNL created the ZAFC using internal support and additional support from the International Lead Zinc Research Organization and the U.S. Department of Energy. Prior to September 30, 2005, over $6.0 million had been invested in the technology. From 1992 to 1997, LLNL and the DOE spent over $1 million on the original research concept and development of the ZAFC. Between 1998 and 2005, our now largest shareholders invested a further $5 million to bring the ZAFC to the prototype level. In the fiscal years ended September 30, 2006 and 2007, approximately $772,000 and $1,316,000 was spent respectively in the development, engineering and testing of the technology. In the fiscal year ended September 30, 2008 approximately $1,352,000 was spent in the further development, engineering and testing of this technology.

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

Current State of Development

The following development of the technology and product concepts for ZAFC and ZPAC has been ongoing or completed to date:
Phase	Description	Development Work Completed by:	Dates Work Completed
0	Initial Development of Zinc Air unit	LLNL, the Department of Energy and the International Lead Zinc Research Organization	1995
1	Patenting of cell design	LLNL	1995 and 1996
2	Experimentation with various air cathodes and sealants	LLNL and PAT	1998
3	Completion of multi-cell ZAFC unit for demonstration	LLNL and PAT	2000
4	Proof of Power Curve - successful testing of ZAFC	LLNL, PAT and Argonne National Laboratories	2001
5	Product Concept - ZAFC-based Emergency Backup Generator - ZPAC-based Portable Power Pack	Power Air Corporation	Q3/2006 Q3/2007
6	Program Concept - ZAFC-based Emergency Backup Generator - ZPAC-based Mobile Power Pack	Power Air Corporation	Ongoing Q4/2007

As a result of the completion of this development work, we have developed and configured initial prototypes based on individual ZPAC cells and ZAFC cell stacks (with an electrolyte storage tank to form a six-cell or twelve-cell basic unit). We have established in principal that a single ZPAC cell can be configured with off-the-shelf electronics to provide 5V output at up to 2 W and with a 40 Wh capacity. In addition, stacks of six or twelve full-size ZAFC cells can be linked together (or scaled) to provide the desired power and energy capacity for a particular application. We have not experienced any adverse chemical or electrical side-effects as a result of combining fuel cells into stacks; however, we plan to continue testing and monitoring of these issues as we proceed with further development.

Z Series Powerpacks

We are developing two versions of the ZPAC, one for mobile devices and, once this is complete, one for laptops. Both products are being designed as packages with protective casing, connectors for the device (mobile or laptop) to be charged, electronics to meet the minimum voltage requirements of the device, and other customizable parts. The units will be activated by the presence of oxygen and can be stored by stopping oxygen from reaching the air cathode.

We plan to complete the following development work on the power packs for mobile devices:
Phase	Description of Development Phase	Description of Development Work	Planned Timing
7	Engineering Prototype	With input of OEM and Channel partners, we plan to complete the design, and testing of an engineering prototype based on our ZPAC design	Testing Ongoing
8	Engineering Verification	This phase will consist of further design, construction and field testing of engineering prototypes	October - December 2008
9	Manufacturing Prototype	With input from a manufacturing partner, we plan to design a commercial product with product design freeze and quality plan	First Quarter 2009
10	Manufacturing Verification	This phase will consist of the construction and beta testing of manufacturing prototypes and completion of plan for launching the product into the market-place including product certifications	First Quarter 2009
11	Pilot Production	This phase will consist of manufacturing pilot units of the product for shipping to channels and confirmation that our initial required cost and quality targets have been met	First quarter of 2009

The above timetable is an estimate prepared by our management based on our plans and objectives as they presently exist, and there are a number of contingencies that could cause our timetable not to be met.

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

We will design our initial prototype for OEM integration into a ZAFC-based portable emergency generator designed for back-up or emergency use in homes and small businesses. This generator will be designed to be suitable for use both indoors (as it will not generate emissions) and outdoors. The generator will be designed to generate AC power at a rated power output of 1.25 or 2.5 Kilowatts, and to run for four to six hours continuously at fully rated power when fully fuelled.

We plan to complete the following development work in order to achieve this objective:

Phase	Description of Development Phase	Description of Development Work	Planned Timing
6	Program Concept

We plan to complete the matching of engineering requirements and performance on key areas including electrolyte capacity and air cathode life - in parallel market opportunities with less stringent requirements will be evaluated and pursued if attractive

			Fourth quarter of 2008
7	Engineering Prototype	With input of an OEM, we plan to complete the design, manufacture and testing of an engineering prototype incorporating our ZAFC fuel cell technology	2009
8	Engineering Verification	This phase will consist of further construction and field testing of engineering prototypes	2009
9	Manufacturing Prototype	With input from a manufacturing partner, we plan to design a commercial product with product design freeze and quality plan	2010
10	Manufacturing Verification	This phase will consist of the construction and beta testing of manufacturing prototypes and completion of plan for launching the product into the market-place	2010
11	Pilot Production	This phase will consist of manufacturing pilot units of the product and confirmation that our initial required cost and quality targets have been met	2010

The above timetable is an estimate prepared by our management based on our plans and objectives as they presently exist, and there are a number of contingencies that could cause our timetable not to be met.

It should be noted that certain core technology development projects will be conducted in parallel with the core ZAFC stack commercialization to ensure the ongoing development of intellectual property, reduce the reliance on third party suppliers for key components, and extend the potential applications for ZAFC technology. One such project that has been identified is the "Zinc Air Cathode" project. The output of such projects may be two to three years in the future but will open up additional market sectors through extended lifetime and lower costs. In all cases, we will make best efforts to ensure that our direct spending on such projects will be minimized through the use of government grants, tax incentives and co-development with other parties.

Zinc Air Cathodes

Historically, air cathodes for all of our developments have been sourced from various third party vendors . The air cathode is a critical component in terms of performance, reliability and cost of any zinc air system. To date, we have found at least two vendors whose initial performance and projected costs meet target specifications. Concerns arise when looking at lifetime operating requirements, and being dependent on third parties for supply of a critical component of our end-user products. It is therefore seen as strategic to invest in the design of an air cathode specifically suited to our zinc air environment. In addition, this air cathode would be a product unto itself, giving us intellectual property protection and an additional revenue stream through licensing or product sales.

As such, we have established an air cathode development project in collaboration with the National Research Council's Institute for Fuel Cell Innovation in Vancouver. This project was announced in December, 2007, and project work began in January, 2008. The two-year project will be partially subsidized by the NRC, the Industrial Research Assistance Program (IRAP) and Scientific Research & Experimental Development tax credits. The project is designed to deliver a specialized electrode design (catalyst and support structure) that meets all target product specifications for Portable Emergency and UPS & Telecoms backup and also represents "patentable" intellectual property. Ideally a lower cost, better performing, and longer lifetime primary air cathode would result, suitable for use in our Indoor Generator.

The NRC air cathode project will not deliver a final result for at least 24 months, and these outputs will still require nine to twelve months of production design, testing, and implementation before being ready for commercialization. As a result, production of prototypes (and the less demanding ZPACs) will continue using air cathodes from existing suppliers.

In addition to the primary air cathode, we intend to develop rechargeable air cathodes suitable for use in mobile electronic devices initially, as well as rechargeable air cathodes suitable for use in hybrid electric vehicles in the longer term.

Subsequent Product Development

Assuming successful implementation of the 1.25 and 2.5 kW Portable Emergency Generator units, work will begin on a parallel path to develop UPS & Telecoms as well and Small Fleet products, as per OEM specifications/requirements.

In addition, work on the rechargeable versions of the ZPACs will be undertaken in parallel with the Portable Emergency generator assuming we are able to deliver the necessary performance in a reversible configuration.

Our ability to complete our current development work and this future development work will be subject to our ability to obtain the necessary financing to fund this development work. Further, our success in developing our initial product will be critical in enabling us to proceed to future development work. We may be forced to abandon plans for future development work if our initial product is not successful or we do not achieve the required financing.

In undertaking our development work, our intention is to continuously enhance our product range and to develop new generations of products. However, we do not plan to divert resources from the initial OEM module development unless significant investment in an alternative application is provided by an OEM. We plan to retain a strategic role in the assembly and distribution of products, which will ensure continuity of product service and quality for customers.

In undertaking our development work, we plan to outsource materials handling and manufacturing of components to existing component manufacturers. The aim of this strategy is to minimize capital costs in the setting up of manufacturing plants and to provide us with flexibility in sourcing of components and compliance of design specification rules in each country.

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

Manufacturing

We anticipate that manufacturing of any commercial products incorporating our core ZAFC cell or stack technology will be undertaken by an OEM or a contract manufacturer under agreement with us. At the same time, design of the products, especially design of the core ZAFC stack for the manufacturing prototype, will require extensive input from not only experienced designers and engineers, but also from experienced production staff. On September 27, 2006, we entered into a four phase Development and Pre-Manufacturing Agreement (the "Mid States Agreement") with Mid States Tool and Machine Inc. of Decatur, Indiana ("Mid States"). Mid States is an established plastics tooling and machining company that has advanced computer aided design and manufacturing capability to allow for the easy iteration of designs during the prototyping phase. Pursuant to the Mid States Agreement, Mid States will re-design, cost-reduce, tool and manufacture the ZAFC. It is still intended that Mid States will be one of our contract manufacturers for the initial ZAFC cells for use in our ZAFC commercial products in North America. We are also exploring manufacturing options with at least two contract manufacturers in Asia for our Z Series powerpack products.

Development, Engineering and Testing Facilities

Our primary facility is located in Livermore, California within close proximity of the LLNL laboratories. This facility accommodates personnel required to implement the application designs, development and commercialization phases of the ZAFC system. We plan to carry out the majority of our development and engineering work at our Livermore facility.

National Research Council of Canada's Institute for Fuel Cell Innovation

We have also established a Canadian subsidiary, Power Air (Canada) Corporation. On March 31, 2007 our Canadian subsidiary extended a premises lease for office and laboratory space at the National Research Council of Canada's Institute for Fuel Cell Innovation (NRC-IFCI) in Vancouver, British Columbia, Canada. The NRC-IFCI is widely considered to have the world's most advanced cluster of companies and organizations focused on fuel cell technologies. The lease was renewed on April 1, 2008 and expires on March 31, 2009. We believe that our presence at the NRC will provide us with the opportunity to interact with other leading companies and leverage both NRC resources (for testing and project development) and the vast pool of local talent to reduce cost and time to market.

The NRC-IFCI is home to the NRC Fuel Cell Program which, in collaboration with industry, universities and other government agencies, provides research and innovation support in areas critical to the growth of the sector, such as fuels research, system integration and manufacturing, and component development.

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

  leverage market intelligence, specifications requirements, systems integration and product development expertise;

  leverage the customer base for field trial activities and feedback;

  leverage product design, certification and regulatory approval expertise; and

  leverage marketing, sales, distribution, installation and service capabilities.

By partnering, our objective will be to avoid duplicating costly, already existing tooling, manufacturing, distribution, service and support infrastructures, thus enabling us to focus on cost reduction and improvement of our core technology offering.

For the ZPAC products, we will look to OEMs and/or contract manufacturers for packaging, end-user testing and certification expertise. For the more complex ZAFC products, we plan to support the OEM systems integration, product development, codes and standards, testing and siting activities and participate with OEMs in end-user field trials.

We also plan to continue developing strategic relationships with a fuel solution business partner, and to collaborate with this partner to implement a fuel supply, distribution, siting, re-fueling logistics, and re-cycling business model. Power Air is an active member of ZESTec (Zinc Energy Storage Technology Consortium), whose activities are managed by International Zinc Association, and whose members include Zinc Producers and Recylcers, zinc fuel cell companies, and zinc battery companies.

Commercialization of our zinc based product may be an important development for the zinc industry. Our product may represent a substantial new fuel market for zinc that zinc companies could supply to. The process of recycling the zinc, through electrolysis, could also offer a major sustainable revenue producing opportunity to companies in the zinc industry.

We also plan to develop market awareness for the ZAFC through identifiable brand imaging by introducing our logo (with or without text) on all systems, similar to "INTEL inside". The logo itself was derived by stylizing our Company's initials (PAC) into a linked "P" for Power and "A" for Air inside a circulating "C" for Corporation, which also represents an electron or energy being released in the chemical process.

We plan to focus our marketing efforts on establishing relationships with major organizations, and we intend to target trade shows and trade press in order to promote these relationships. We also plan to promote our technology via press releases and editorial write-ups in trade publications. We plan to undertake limited media advertising. We plan to retain the services of an advertising agency to assist in public relations and marketing communications. This will be subject to review during the product launch phase. We anticipate that the primary promotional and marketing effort will be performed in conjunction with our OEM, contract manufacturer, distributor, and zinc strategic partners.

Patents and Licenses

As described above, we hold the exclusive world-wide license from LLNL for the development and commercialization of the ZAFC technology. We also have exclusive worldwide rights to a second LLNL patent pertaining to a low-cost process for recovering zinc and converting it to pellet form for reuse in the ZAFC system.

We have registered two provisional patents and have identified several additional patentable designs in the course of developing our core ZPAC and ZAFC technology, and are in the process of filing additional provisional patent applications, but there can be no assurance that any of these provisional patents will be issued or that the provisional patent applications will not be challenged.

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

Competition

We face competition from a number of companies, some of which are larger and have greater resources than we do. Our competitors in the fuel cell industry include, among others, Medis, Plug Power, Revolt, Fuel Cell Energy, Inc., Electric Fuel Corporation, and PowerZinc Corporation. In addition, we will be attempting to displace established technology such as alkaline, lithium and lead-acid batteries and internal combustion engines in many of the markets we enter; however, many other companies are established in these markets with greater resources than we have.

ZPAC Portable Power Pack Competition

Unlike generators (which are dominated by fossil fuels including gasoline and diesel), within the battery sector there are a number of alternative chemistries - including lithium and zinc air. Zinc air has some significant advantages over the nearest competitors in terms of energy/volume and energy/weight - this extends to cost since lithium is scarce and therefore more expensive. It should be noted that zinc air is only available as a primary (ie: non-rechargeable) power source in the short term.
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

  Introduction:                       $1000 - $1200 per kW

  Market Penetration:            $800 - $1000 per kW

  Mass Market:                      $600 - $800 per kW

Employees

As of September 30, 2008, we had 11 full-time employees and 3 part-time employees.

Subsidiaries

We own 100% of the issued and outstanding share capital of Power Air Tech, Inc., which was formed under the laws of the State of Delaware in October of 1997. We also own 50% of the issued and outstanding shares of Power Air (Canada) Corp., which was formed under the laws of the Province of British Columbia, Canada, on December 12, 2005. Power Air (Canada) Corp. is considered a variable interest entity due to our control over the operations and 100% funding of costs to date, and thus is considered a 100% consolidated subsidiary.

ITEM 1A.           RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this annual report in evaluating our Company and our business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below may not be all of the risks facing our Company. Additional risks not presently known to us or that we currently consider immaterial may also impair our business operations. You could lose all or part of your investment due to any of these risks.

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

As of September 30, 2008, we had cash on hand of $543,941 and working capital of $252,387. Our business plan calls for significant expenses in connection with the development of our ZAFC business. Our capital requirements have been and will continue to be significant. We will be dependant on future financing to fund our research and development as well as other working capital requirements. We estimate that our current working capital will support our activities through December 2008, after that time we will need additional financing. There can be no assurance that such additional financing will be forthcoming or that it will result in sufficient capital for us to meet our expected working capital needs. Furthermore, in the event that our plans change, our assumptions change or prove inaccurate, or our capital resources prove to be insufficient to fund operations, we could be required to seek additional financing sooner than currently anticipated, or in greater amounts than is currently anticipated. Any inability to obtain additional financing when needed would have a material adverse effect on us, including possibly requiring us to significantly curtail or possibly cease our operations. In addition, any future equity financing may involve substantial dilution to our existing shareholders.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our audited financial statements for the period from inception to September 30, 2008 have been prepared assuming that we will continue as a going concern. Our auditors have expressed substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We have incurred operating losses totaling $21,772,324 since inception to September 30, 2008.

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

Our success depends in large part on our ability to attract and retain key management, engineering, scientific, manufacturing and operating personnel. As we develop additional manufacturing capabilities and expand the scope of our operations, we will require more skilled personnel. Recruiting personnel for the fuel cell product industry is highly competitive. We cannot guarantee that we will be able to attract and retain qualified executive, managerial and technical personnel needed for our business. Our failure to attract or retain qualified personnel could delay or result in our inability to complete our business plan for the commercialization of our ZAFC fuel cell technology and our ZPAC products.

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

We have not achieved profitability, and we may not be able to effectively manage the demands required of a new business in our industry.

We have never earned revenues and we have never been profitable. There can be no assurance that we will effectively execute our business plan or manage any growth of our business, or that our future operating and financial forecast will be met. Future development and operating results will depend on many factors, including access to adequate capital, the completion and regulatory approval of marketable products, the demand for our products, the level of product and price competition, our success in setting up and expanding distribution channels and whether we can control costs. Many of these factors are beyond our control. In addition, our future prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a new business in our industry, which is characterized by intense competition, rapid technological change, highly litigious competitors, potential product liability and significant regulation. If we are unable to address these matters, or any of them, then we may not be able to successfully implement our business plan for the commercialization of our ZAFC fuel cell technology and development of ZPAC products or achieve revenues or profitability.

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

Even if we are able to successfully develop products incorporating our ZAFC fuel cell technology or ZPAC design, our inability to successfully manufacture these products, either ourselves or through OEMs with whom we may enter into strategic relationships, would result in our inability to commercialize our technology and achieve revenues .

To successfully commercialize our ZAFC fuel cell technology and ZPAC products, we must develop, either ourselves or through OEMs and/or contract manufacturers with whom we may enter into strategic relationships, the ability to manufacture our products in quantities in compliance with regulatory requirements and at an acceptable cost. We have no long-term experience in manufacturing products and could experience difficulties in development or manufacturing that could impair our ability to successfully commercialize products incorporating our ZAFC fuel cell technology or based on our ZPAC design. Moreover, there can be no assurance that we or OEMs and/or contract manufacturers with whom we may enter into strategic relationships will be successful in scaling up manufacturing operations sufficient to produce our products in sufficient volume and at acceptable manufacturing costs to generate market acceptance.

A mass market for our products may never develop or may take longer to develop than we anticipate.

Our zinc air products target emerging markets, and we do not know whether end-users will want to use them. The development of a mass market for our zinc air products may be affected by many factors, some of which are beyond our control, including the emergence of newer, more competitive technologies and products, the future cost of fuels used by our systems, regulatory requirements, consumer perceptions of the safety of our products and related fuels, and consumer reluctance to buy a new product, any of which could have a material adverse effect on our business, results of operations, financial condition and cash flows. In the event that consumers do not demand our products or if the market for our products develops slower than we anticipate, then our ability to achieve revenues and profitability will be impaired or delayed.

We currently face and will continue to face significant competition.

Because zinc air products have the potential to replace existing power products, competition for our products will come from current power technologies, from improvements to current power technologies and from new alternative power technologies, including other types of fuel cells. Each of our target markets is currently serviced by existing manufacturers with existing customers and suppliers. Additionally, there are competitors working on developing technologies such as other types of fuel cells, advanced batteries and hybrid battery/internal combustion engines in each of our targeted markets. The fuel cell product market is becoming more competitive with products from many companies, many of which are larger with greater financial resources. Many large competitors may also eventually dominate the marketplace with access to significantly more financing than our Company. Across the United States, Canada, Europe and Japan, corporations, national laboratories and universities are actively engaged in the development and manufacture of fuel cell products and components. Each of these competitors has the potential to capture market share in each of our target markets. If competitors are able to introduce competing products that are more readily accepted by consumers or cost less than the products incorporating our technology, then a significant consumer demand for our products may not develop and we may not be able to achieve revenues or profitability.

Because we are significantly smaller than the majority of our competitors, we may lack the financial resources needed to capture market share.

The markets in which we intend to operate are dominated by several large firms with established products, and our success will be dependant upon acceptance of our products by the market as reliable, safe and cost-effective power solutions. It may be difficult or impossible for us to achieve such acceptance of our products in view of competitive market conditions. Many of our competitors have substantial financial resources, customer bases, manufacturing, marketing and sales capabilities, and businesses or other resources, which give them significant competitive advantages over us. Thus it is likely that they will be quicker to market than we will, with products that will compete with our products, should our products be successfully approved and commercialized. Moreover, even if we successfully bring our products to market ahead of our projected competitors, established competitors may be able to quickly bring products to market that would compete. In addition, the market is subject to constant introduction of new products and designs. Market acceptance of our products may be influenced by new products or technologies that come to market, which could render our products obsolete or prohibitively expensive. If we are unable to address these matters, or any of them, then our products may not be able to compete in the marketplace with products offered by competitors and we may not be able to achieve significant revenues or profitability.

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

We may become subject to lawsuits in which it is alleged that we have infringed the intellectual property rights of others or commence lawsuits against others who we believe are infringing upon our rights. Our involvement in intellectual property litigation could result in significant expense to us, adversely affecting the development of sales of the challenged product or intellectual property and diverting the efforts of our technical and management personnel, whether or not such litigation is resolved in our favor. In the event of an adverse outcome as a defendant in any such litigation, we may, among other things, be required to: pay substantial damages; cease the development, manufacture, use, sale or importation of products that infringe upon other patented intellectual property; expend significant resources to develop or acquire non-infringing intellectual property; discontinue processes incorporating infringing technology; or obtain licenses to the infringing intellectual property, any of which could have a material adverse effect on our business and financial results.

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

Because product liability is inherent in our industry and insurance is expensive and difficult to obtain, we may be exposed to large lawsuits.

Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing, marketing and sale of our proposed products. While we will take precautions that we deem to be appropriate to avoid product liability suits against us, there can be no assurance that we will be able to avoid significant product liability exposure. Product liability insurance for our industry is generally expensive, to the extent it is available at all. We have not yet sought to obtain product liability coverage. We intend to obtain such coverage when it is apparent that our products will be marketable. There can be no assurance that we will be able to obtain such coverage on acceptable terms, or that any insurance policy will provide adequate protection against potential claims. A successful product liability claim brought against us may exceed any insurance coverage secured by us and could require us to pay a judgment or settlement amount that is substantial in terms of our available financial and capital resources.

Regulatory changes could hurt the market for products incorporating our zinc air technology.

Changes in existing government regulations and the emergence of new regulations with respect to zinc air or fuel cell products may hurt the market for our products. Environmental laws and regulations in the U.S. (particularly in California) and other countries have driven interest in fuel cell systems; and the deregulation of the electric utility industry in the U.S. and elsewhere has created market opportunities for fuel cell products in the portable, stationary, light mobility and transportation markets. We cannot guarantee that these laws and policies will not change. Changes in these laws and other laws and policies or the failure of these laws and policies to become more widespread could result in manufacturers abandoning their interest in fuel cell products or favoring alternative technologies. In addition, as products are introduced into our target markets, the U.S. and other governments may impose burdensome requirements and restrictions on the use of fuel cells or zinc air technology that could reduce or eliminate demand for some or all of our products. Accordingly, changes in government regulation could reduce demand for products incorporating our zinc air technology.

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

Because our stock is traded on the OTC Bulletin Board and not a larger or more recognized exchange, investors may find it difficult to sell their shares or obtain accurate quotations for share prices.

Our common stock is traded on the OTC Bulletin Board. Investors may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our common stock than would otherwise be the case if our common stock was listed on a more recognized stock exchange or quotation service. In addition, trading in our common stock is currently subject to certain rules under the U.S. Securities Exchange Act of 1934, as amended (the "Exchange Act"), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a "penny stock." Penny stocks are generally non-FINRA equity securities with a market price less than $5.00 per share. The penny stock rules require broker-dealers selling penny stocks to make certain disclosures about such stocks to purchasers thereof, and impose sales practice restrictions on broker-dealers in certain penny stock transactions. The additional burdens imposed upon broker-dealers by these rules may discourage them from effecting transactions in our common stock, which could limit the liquidity of the common stock and the ability of our stockholders to sell their stock in the secondary market.

Several of our officers and directors reside outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or our directors or officers.

Several of our officers and directors are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on our directors or officers, or enforce within the United States or Canada any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them. In addition, investors may not be able to commence an action in a Canadian court predicated upon the civil liability provisions of the securities laws of the United States. The foregoing risks also apply to those experts identified in this annual report that are not residents of the United States.

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

ITEM 1B.           UNRESOLVED STAFF COMMENTS

None.

ITEM 2.             PROPERTIES

On October 17, 2005, we entered into a long-term office and laboratory premises lease in Livermore, California. The term is for 30 months expiring October 31, 2008. The monthly base rent effective November 1, 2006 was $7,000 per month and effective November 1, 2007 is $7,933 per month and the estimated monthly operating charge is $2,050 per month. On August 20, 2007, the term of the lease was extended from November 1, 2008 to July 31, 2010 at a monthly base rent of $7,933.

On July 23, 2007 we entered into a long-term laboratory premises lease adjacent to the premises above. The term is for 36 months expiring July 31, 2010. The monthly base rent is $4,518 per month and the estimated monthly operating charge is $1,100. Effective August 1, 2008 the base rent is $4,800 per month and effective August 1, 2009 the base rent is $5,083 per month.

On March 30, 2007 we entered into a short-term premises lease at the National Research Council in Vancouver, Canada. This lease was renewed for one year and expires on March 31, 2009. The monthly rent is CND$2,338 per month.

ITEM 3.             LEGAL PROCEEDINGS

We are not a party to any material legal proceedings nor are we aware of any legal proceedings pending or threatened against us or our properties

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.             MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares of common stock were quoted for trading on the OTC Bulletin Board under the symbol "PWAC.OB" in June 2005. The market for our common stock is limited, volatile and sporadic. The following table sets forth the high and low bid prices relating to our common stock for the periods indicated, as provided by the OTC Bulletin Board. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended	High Bid	Low Bid
September 30, 2008	$0.18	$0.11
June 30, 2008	$0.18	$0.09
March 31, 2008	$0.22	$0.08
December 31, 2007	$0.31	$0.16
September 30, 2007	$0.36	$0.22
June 30, 2007	$0.49	$0.27
March 31, 2007	$0.68	$0.34
December 31, 2006	$0.93	$0.58
September 30, 2006	$1.70	$0.60
June 30, 2006	$2.50	$1.01
March 31, 2006	$2.48	$0.70
December 31, 2005	$1.17	$0.60

Holders

As of January 5, 2009, we had 184 shareholders of record.

Dividend Policy

No dividends have been declared or paid on our common stock. We have incurred recurring losses and do not currently intend to pay any cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Compensation Plans

The following table sets forth information as of September 30, 2008:

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options: (a)	Weighted average exercise price of outstanding options: (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
(a) Equity compensation plans approved by security holders	N/A	N/A	N/A
(b) Equity compensation plans not approved by security holders (2006 Incentive Option Plan)	1,880,000	$0.19	3,415,000
Total	1,880,000	$0.19	3,415,000

2006 Incentive Option Plan

On June 15, 2006, our Board of Directors ratified and approved the adoption of the 2006 Incentive Option Plan (the "2006 Plan"), under which an aggregate of 4,000,000 of our shares may be issued. On October 16, 2006 the Board of Directors approved an increase of common shares authorized to be issued pursuant to the 2006 Stock Incentive Plan to 8,000,000 shares.

The purpose of the 2006 Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The 2006 Plan is to be administered by our Board of Directors or a committee appointed by and consisting of two or more members of the Board of Directors, which shall determine, among other things, (i) the persons to be granted awards under the 2006 Plan; (ii) the number of shares or amount of other awards to be granted; and (iii) the terms and conditions of the awards granted. We may issue restricted shares, options, stock appreciation rights, deferred stock rights, dividend equivalent rights, among others, under the 2006 Plan. An aggregate of 8,000,000 of our shares may be issued pursuant to the grant of awards under the 2006 Plan.

An award may not be exercised after the termination date of the award and may be exercised following the termination of an eligible participant's continuous service only to the extent provided by the administrator under the 2006 Plan. If the administrator under the 2006 Plan permits a participant to exercise an award following the termination of continuous service for a specified period, the award terminates to the extent not exercised on the last day of the specified period or the last day of the original term of the award, whichever occurs first. In the event an eligible participant's service has been terminated for "cause", he or she shall immediately forfeit all rights to any of the awards outstanding.

The foregoing summary of the 2006 Plan is not complete and is qualified in its entirety by reference to the 2006 Plan, a copy of which has been filed with the SEC.

Recent Sales of Unregistered Securities

On May 14, 2008, we issued an aggregate of 15,000,000 units (each a "Unit") at a price of $0.10 per Unit for total gross proceeds of $1,500,000 in a private placement (the "Private Placement Offering"), with each Unit being comprised of one share of common stock and one non-transferable share purchase warrant (each a "Warrant") of our Company, and with each Warrant entitling the holder to purchase one additional share of common stock of our Company at an exercise price of $0.25 per share from the date of issuance to the date of expiry on May 14, 2010. The 15,000,000 Units were sold to purchasers who were offshore pursuant to Regulation S under the Securities Act.

ITEM 6.             SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with (i) our audited consolidated financial statements as at September 30, 2008, September 30, 2007 and for the period from inception (October 15, 1997) to September 30, 2008 and (ii) the section entitled "Business", included in this annual report. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this annual report.

Plan of Operations

As more fully described under Item 1 "Business" above, our objective is to commercialize the ZAFC technology to the stage where the technology can be incorporated into ZAFC products that can be manufactured and sold for use as the power supply commercial applications. Smaller and shorter run-time products are, in general, easier to bring to market provided that miniaturization is not required.

Our specific plan of operations over the next twelve months is to continue design and development work on a small, pocket-sized ZPAC that will allow end-users to recharge their portable electronics devices (cell phones, PDAs, etc.) anywhere, anytime. In parallel, we plan to continue development work on a ZAFC based portable emergency generator designed for back-up or emergency use in homes and small businesses.

We have developed prototypes of both of these products using our ZAFC technology. In order to complete development of commercial products, we will have to complete the following phases of development:

  completion of technology development required to complete a "technology transfer" to product development ;

  completion of the design, manufacture and testing of engineering prototypes ;

  completion of the design, manufacture, testing and certification of manufacturing prototypes ; and

  pilot production of commercial products.

We plan to spend approximately $3 million over the next twelve months in carrying out our plan of operations. We anticipate that our working capital at September 30, 2008 will not be sufficient to enable us to complete the design and testing of engineering prototypes and the design of a manufacturing prototype for the ZPACs. We estimate that our current working capital will support our activities through December 2008. After that time we will need additional financing. Our ability to complete the certification and pilot production of commercial ZPAC products will require that we obtain additional equity financing. We intend to raise additional equity financing to continue our technology and product development projects, to fund the manufacturing and packaging of our initial ZPAC inventories, to test and certify our ZPACs, and to expand our engineering and sales/marketing headcount. However, we do not currently have such financing in place.

Results of Operations

The following sets table sets out our consolidated losses for the periods indicated:
	Year Ended September 30, 2008	Year Ended September 30, 2007	For the Period from Inception (October 15, 1997) to September 30, 2008
	(Audited)	(Audited)	(Audited)

Revenues	$ -	$ -	$ -

Expenses
Depreciation	95,249	47,209	160,658
Development and engineering	1,351,858	1,315,560	5,378,412
General and administrative	1,845,846	1,444,277	10,666,914
License fees	109,621	102,830	545,984
Marketing and selling	289,559	647,611	1,624,259
Interest and financing Fees	(43,419)	3,327,415	3,396,096

Loss from Operations	(3,648,714)	(6,884,902)	(21,772,324)

Net loss	(3,648,714)	(6,884,902)	(21,772,324)

Year Ended September 30, 2008 Compared to the Year Ended September 30, 2007

We recorded a net loss of $3,648,714 for the year ended September 30, 2008 as compared to a net loss of $6,884,902 for the year ended September 30, 2007, a decrease of $3,236,188. The decrease in net loss was primarily due to a decrease in financing fees.

General and administrative expenses totaled $1,845,846 for the year ended September 30, 2008 as compared to $1,444,277 for the year ended September 30, 2007, representing an increase of $401,569 primarily due to the lease of additional laboratory space for engineering and an increase in legal and consulting fees. Our general and administrative expenses consisted primarily of:

  Fees and salaries relating to our consultants, directors and administrative and management employees, which totaled $571,711 in 2008 compared to $335,125 in 2007;

  Travel, meals and promotion, which totaled $117,367 for 2008 compared to $113,930 for 2007; and

  Professional fees, including legal, accounting and audit fees, which totaled $513,648 for 2008 compared to $367,248 for 2007.

The remaining $330,736 of general and administrative costs for 2008 was for telephone, rent, office, regulatory fees, mailing, printing and other costs, net of interest income of $43,419, as compared to $176,685 in 2007.

Development and engineering expenses totaled $1,351,858 for 2008, as compared to $1,315,560 for 2007. Included in development and engineering expenses are:

  Salaries of $635,311 for 2008, as compared to $726,352 for 2007;

  Fair value of vested stock options granted of $46,375 for 2008, as compared to $42,986 for 2007;

  Consulting fees of $430,197 for 2008, as compared to $112,399 for 2007;

  Supplies and development costs of $150,730 for 2008, as compared to $251,258 for 2007;

  Travel costs of $39,933 for 2008, as compared to $60,142 for 2007; and

  Rent, telephone and overhead of $7,894, as compared to $129,827 for 2007.

Marketing and selling expenses totaled $289,559 for 2008 as compared to $647,611 for 2007. Included in marketing and selling expenses for 2008 are; salaries expense of $129,142 as compared to $380,359 in 2007; no stock options were granted for 2008 compared to an expense of $90,217 for 2007; advertising and promotional costs were $35,689 during 2008 as compared to $82,148 during 2007; and telephone, travel and automobile costs which were $124,728 during 2008 as compared to $82,353 during 2007.

Also included in the Company's net loss for 2008 are license fees of $109,622 as compared to $102,830 for 2007. These fees are the annual license fee paid to LLNL. Ongoing license fees will be approximately $100,000 per annum.

Liquidity and Capital Resources

The following table sets forth our cash and working capital as of September 30, 2008 and September 30, 2007:
	As of September 30, 2008 (Audited)	As of September 30, 2007 (Audited)
Cash reserves	$ 543,941	$2,260,326
Working capital (deficit)	$ 252,387	$2,238,964

During the next 12 months we anticipate that we will become a revenue generating company, although there is no guarantee that we will achieve this objective.

On May 14, 2008, we issued an aggregate of 15,000,000 units (each a "Unit") at a price of $0.10 per Unit for total gross proceeds of $1,500,000 in a private placement (the "Private Placement Offering"), with each Unit being comprised of one share of common stock and one non-transferable share purchase warrant (each a "Warrant") of our Company, and with each Warrant entitling the holder to purchase one additional share of common stock of our Company at an exercise price of $0.25 per share from the date of issuance to the date of expiry on May 14, 2010. The 15,000,000 Units were sold to purchasers who were offshore pursuant to Regulation S under the Securities Act.

Going Concern

We currently have no sources of revenue to provide incoming cash flows to sustain future operations. Our ability to emerge from the development stage with respect to any planned principal business activity is dependent upon whether we are successful in efforts to enter into OEM joint venture agreements, to raise additional equity financing and generate revenue, cash flow and attain profitable operations. There can be no assurance that we will be able to complete any of the above objectives. These factors raise substantial doubt regarding our ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis, which implies that we will continue to realize assets and discharge liabilities in the normal course of business. As at September 30, 2008 we had accumulated losses of $21,772,324 since inception with $543,941 cash on hand and $252,387 of working capital. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Net Cash Used In Operating Activities

Operating activities in 2008 used cash of 3,084,873 compared to $3,210,651 in 2007, which reflects our recurring losses. Operating activities have primarily used cash as a result of the development and engineering of our technology, marketing and trade shows and administrative and fund raising activities.

Net Cash Used In Investing Activities

Investing activities used $131,512 in 2008 as compared to $176,634 in 2007. This cash was used to purchase property and equipment.

Net Cash Provided by Financing Activities

As we have had no revenues since inception, we have financed our operations primarily by using existing capital reserves, entering into settlements with debtors, obtaining debt financing and through private placements of our common shares. Net cash provided by financing activities for the year ended September 30, 2008 was $1,500,000 as compared to $4,722,683 during 2007. Net cash provided by financing activities for 2008 was primarily due to our May 14, 2008 issuance of an aggregate of 15,000,000 units (each a "Unit") at a price of $0.10 per Unit for total gross proceeds of $1,500,000 in a private placement, with each Unit being comprised of one share of common stock and one non-transferable share purchase warrant (each a "Warrant") of our Company, and with each Warrant entitling the holder to purchase one additional share of common stock of our Company at an exercise price of $0.25 per share from the date of issuance to the date of expiry on May 14, 2010.

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

Variable Interest Entity

The Financial Accounting Standards Board ("FASB") finalized FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities-An Interpretation of ARB51" ("FIN46R") in December 2003. FIN46R expands the scope of ARB51 and can require consolidation of "variable interest entities" ("VIEs"). Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. On May 31, 2006 our inactive Canadian subsidiary, Power Air (Canada) Corp. was 50% owned by a Canadian resident individual and 50% owned by our Company. On June 1, 2006 this subsidiary became active and Power Air (Canada) Corp. began conducting scientific research and experimental development activities in Canada and will apply for Canadian Scientific Research and Experimental Development tax credits. We fund 100% of the expenditures and are at risk for 100% of its losses and as a result is the party with the controlling financial interest and the primary beneficiary. Power Air (Canada) Corp. has no other financing other than amounts received from our Company. As a result of the above, accumulated losses for the period from June 1, 2006 to September 30, 2008 of $1,876,328 has been included in the consolidated financial statements.

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

Research and Development Expenditures

Due to our lack of revenues and forecast of significant capital required to develop a market for its products, the net realizable value of prototype material and intangible assets is not reasonably determinable. Accordingly, all research and development expenditures under Cooperative Research and Development Agreement (CRADA) contracts, including the costs of prototype material and the cost of obtaining intangible assets such as patents, have been charged to operations.

Cash and Cash Equivalents

We consider all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Financial Instruments

Financial instruments, which include cash, other current assets, accounts payable, accrued liabilities, promissory notes and directors loans were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Currently, we do not use derivative instruments to reduce its exposure to foreign currency risk.

Revenue Recognition

We will recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements." Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided and collection is reasonably assured.

We have not generated any revenue since inception on October 15, 1997. We plan to receive funding from OEM's to engineer products to OEM specifications. We then plan to receive license and product fees under OEM contracts. Revenue recognition will be specific to the terms of the contracts and will thus be determined in a later period.

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

Stock-Based Compensation

Prior to January 1, 2006, we accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of our Company's employee stock options was less than the market price of the underlying common stock on the date of grant. We also had adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123") and SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure. In March 2005 the SEC issued SAB No. 107, Share-Based Payment ("SAB 107") which provides guidance regarding the interaction of SFAS 123R and certain SEC rules and regulations. We have applied the provisions of SAB 107 in its adoption of SFAS 123R.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R "Share Based Payments" using the modified retrospective transition method. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. We have estimated the fair value of each award as of the date of grant or assumption using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes option pricing model considers, among other factors, the expected life of the award and the expected volatility of our stock price.

We had no outstanding stock options or unvested share based payments as of this date and prior to March 31, 2006. Accordingly, there was no effect on our previously reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

Foreign Currency Translation

Our functional and reporting currency is the United States dollar. Foreign currency transactions mainly occur in Canadian currency, and management has adopted SFAS No. 52, "Foreign Currency Translation". Monetary assets and liabilities denominated in Canadian dollars are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in Canadian currencies are translated at rates of exchange in effect at the date of the transaction. Any gain or loss on foreign currency translation is included in operations. To date, such amounts have not been significant.

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

ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.             FINANCIAL STATEMENTS

POWER AIR CORPORATION
(A Development Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Power Air Corporation:

We have audited the accompanying consolidated balance sheets of Power Air Corporation (the "Company") (a development-stage company) as at September 30, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended September 30, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company, for the period from October 15, 1997 (inception) through June 30, 2005 were audited by other auditors whose report dated September 2, 2005 included an explanatory paragraph regarding the Company's ability to continue as a going concern. The financial statements of Power Air Tech Inc for the period from October 15, 1997 (date of inception) to June 30, 2005 reflect a total net loss of $4,105,418 of the related cumulative totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to amounts included for such prior periods, is based solely on the report of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Power Air Corporation as at September 30, 2008 and 2007 and the results of its operations, and cash flows for the years ended September 30, 2008 and 2007 and for the period from October 15, 1997 (inception) through September 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"DMCL"

Dale Matheson Carr-Hilton Labonte LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
December 15, 2008

Power Air Corporation
(A Development Stage Company)
Consolidated Balance Sheets

Going Concern (Note 1)
Contingency (Note 11)

The accompanying notes are an integral part of the consolidated financial statements

Power Air Corporation
(A Development Stage Company)
Consolidated Statements of Operations

The accompanying notes are an integral part of the consolidated financial statements

Power Air Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows

The accompanying notes are an integral part of the consolidated financial statements

Power Air Corporation
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
From October 15, 1997 (Date of Inception) to September 30, 2008

Common Stock				Accumulated Deficit During the Development Stage	
	Number of Shares	Amount $	Additional Paid-In Capital $	Subscription Receivable $	$	Total $
Balance from October 15, 1997 (date of inception) to June 30, 2005	10,000	1,000	-	-	(4,105,418)	(4,104,418)
Adjustment for change in par value	-	(990)	990	-	-	-
Re-capitalization transactions (Note 1)						
Shares of Power Air Corporation	18,750,000	18,750	-	-	-	18,750
Cancellation of founders stock	(1,550,000)	(1,550)	1,550	-	-	-
Shares issued to shareholders of Power Air Tech, Inc. to effect the reverse merger	14,693,423	14,693	(14,693)	-	-	-
Shares issued for compensation	4,545,456	4,545	2,506,819	-	-	2,511,364
Shares acquired by legal parent	(10,000)	(10)		-	-	(10)
Shares issues to settle debt	3,378,396	3,378	1,864,180	-	-	1,867,558
Forgiveness of related party debt of PAT as a condition precedent to the reverse merger	-	-	2,173,045	-	-	2,173,045
Net liabilities assumed in recapitalization	-	-	(89,482)	-	-	(89,482)
Unit private placement - $0.65	2,077,454	2,078	1,348,267	-	-	1,350,345
Share subscription	-	-	-	(161,850)	-	(161,850)
Share issuance costs	-	-	(155,035)	-	-	(155,035)
Net loss	-	-	-	-	(2,625,261)	(2,625,261)
Balance, September 30, 2005	41,894,729	41,894	7,635,641	(161,850)	(6,730,679)	785,006
Subscription received	-	-	-	161,850	-	161,850
Unit private placement - $0.65	1,105,917	1,106	717,740	-	-	718,846
Unit private placement - $1.10	1,792,572	1,793	1,970,036	-	-	1,971,829
Shares issued for share issuance costs	17,600	18	(18)	-	-	-
Shares issued for employee bonuses	300,000	300	254,700	-	-	255,000
Shares issued for consulting services	87,500	87	61,163	-	-	61,250
Shares issued for options exercised	150,000	150	97,350	-	-	97,500
Share issuance costs	-	-	(250,241)	-	-	(250,241)
Fair value of vested stock options	-	-	1,819,298	-	-	1,819,298
Net loss	-	-	-	-	(4,508,029)	(4,508,029)
Balance, September 30, 2006	45,348,318	45,348	12,305,669	-	(11,238,708)	1,112,309
Shares issued for consulting services (Note 6(b))	262,500	262	100,363	-	-	100,625
Shares issued pursuant to a private placement (Note 6(d))	200,000	200	79,800	-	-	80,000
Shares issued for employee bonuses	100,000	100	32,900	-	-	33,000
Shares issued pursuant to a unit private placement				-	-	-
at $0.35 per share (Note 6 (c))	14,285,714	14,286	4,985,714	-	-	5,000,000
Shares issued pursuant to conversion of equity certificates				-	-	-
at a fair value of $0.345 per share (Note 6 (g))	6,257,143	6,257	2,152,993	-	-	2,159,250
Warrants issued pursuant to conversion				-	-	-
of equity certificates (Note 5)	-	-	736,709	-	-	736,709
Fair value of vested stock options	-	-	198,483	-	-	198,483
Net loss	-	-	-	-	(6,884,902)	(6,884,902)
Balance, September 30, 2007	66,453,675	66,453	20,592,631	-	(18,123,610)	2,535,474
Warrants issued for consulting services (Note7(e))	-	-	34,897	-	-	34,897
Shares issued pursuant to a unit private placement				-	-	-
at $0.10 per share (Note 6 (a))	15,000,000	15,000	1,485,000	-	-	1,500,000
Fair value of vested stock options	-	-	163,503	-	-	163,503
Net Loss	-	-	-	-	(3,648,714)	(3,648,714)
Balance, September 30, 2008	81,453,675	81,453	22,276,031	-	(21,772,324)	585,160

The accompanying notes are an integral part of the consolidated financial statements

Power Air Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2008 and 2007

1.       Nature of Operations and Continuance of Business

Power Air Corporation (the "Company" or "PAC") (formerly Fortune Partners, Inc. or "FPI") was incorporated in the State of Nevada on August 26, 2004. Pursuant to a Share Exchange Agreement (the "Agreement") dated September 30, 2005, the Company acquired all of the issued and outstanding shares of Power Air Tech, Inc. ("PAT") and issued, in total, 22,617,275 common shares to the shareholders of PAT, the Chief Operating Officer of PAT and the majority of creditors of PAT, resulting in PAT shareholders and related parties and creditors gaining a 57% control position of PAC (collectively the "PAT Acquisition"). Prior to the PAT Acquisition, the Company's principal business was the acquisition and exploration of mineral properties. The Company had not determined whether its mineral properties contained mineral reserves that were economically recoverable and had not been active exploring these properties since July, 2005. As such, the PAT Acquisition by the Company was considered a re-capitalization of PAT and PAT is considered the acquirer for accounting and financial reporting purposes. The consolidated financial statements include the accounts of the Company since the PAT Acquisition on September 30, 2005, and the historical accounts of PAT since the date of its inception on October 15, 1997. All significant inter-company balances and transactions have been eliminated upon consolidation. The name of the combined company was changed on December 21, 2005 to Power Air Corporation pursuant to a Form 14A proxy/consent statement, which was filed by the Company with the United States Securities and Exchange Commission (the "SEC") on November 9, 2005 and approved by a majority of the Company's shareholders on December 20, 2005.

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

The Company is a development stage company as defined by Statement of Financial Accounting Standards ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises". In a development stage company, management devotes most of its activities to developing a market for its products. The Company is presently in its developmental stage and currently has no sources of revenue to provide incoming cash flows to sustain future operations. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to enter into Original Equipment Manufacturer ("OEM") joint venture and/or collaboration agreements, to successfully complete technology and product development activity, to raise additional equity financing and generate revenue and cash flows, and to attain profitable operations. Management has plans to seek additional capital through equity offerings. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2008, the Company has working capital of $252,387 and accumulated losses of $21,772,324 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Power Air Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2008 and 2007

2.       Summary of Significant Accounting Policies

(a)     Basis of Presentation

These consolidated financial statements include the accounts of the Company, its wholly-owned Delaware subsidiary, PAT, and its 50% owned Canadian subsidiary, Power Air (Canada) Corp., which is considered a variable interest entity due to mind, management and funding criteria, thus is 100% consolidated. All inter-company transactions and balances have been eliminated upon consolidation.

(b)     Variable Interest Entity

The Financial Accounting Standards Board ("FASB") finalized FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities-An Interpretation of ARB51" ("FIN46R") in December 2003. FIN46R expands the scope of ARB51 and can require consolidation of "variable interest entities" ("VIEs"). Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. On May 31, 2006 the Company's inactive Canadian subsidiary, Power Air (Canada) Corp. was 50% owned by a Canadian resident individual and 50% owned by the Company. On June 1, 2006 this subsidiary became active and Power Air (Canada) Corp. began conducting scientific research and experimental development activities in Canada ("SR&ED") and is eligible for Canadian Scientific Research and Experimental Development tax credits. The Company funds 100% of the expenditures and is at risk for 100% of its losses, and as a result is the party with the controlling financial interest and the primary beneficiary. Power Air (Canada) Corp. has no other financing other than amounts received from Power Air Corporation. As a result of the above, accumulated losses for the period from June 1, 2006 to September 30, 2008 of $1,876,328 has been included in the consolidated financial statements.

(c)     Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, the reported amounts of fair value of stock based compensation and other stock based payments, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(d)     Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

(e)     Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For all periods presented, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Power Air Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2008 and 2007

2.       Summary of Significant Accounting Policies (continued)

(f)     Development and Engineering Expenditures

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

(h)     Financial Instruments

Financial instruments, which include cash, other current assets, and accounts payable and accrued liabilities were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

(j)     Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until it is estimated that realization is more likely than not. The Company has adopted SFAS No. 109 as of its inception on October 15, 1997. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

(k)     Deferred Finance Costs

Deferred finance costs are recorded at cost and include costs relating to undertaking debt financing activities. Upon successful completion of the related financing, these costs will be recorded as a reduction of share capital if an equity financing, or as interest expense if a debt financing over the life to maturity of the debt. If related financing is not successfully completed, these costs will be charged to the statement of operations.

Power Air Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2008 and 2007

2.       Summary of Significant Accounting Policies (continued)

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

(p)     Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised) "Business Combinations". SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal years and interim periods beginning on or after December 15, 2008. The management is in the process of evaluating the impact SFAS 141 (Revised) will have on the Company's financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51". SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal years and interim periods beginning on or after December 15, 2008. The management is in the process of evaluating the impact SFAS 160 will have on the Company's financial statements upon adoption.

Power Air Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2008 and 2007

2.       Summary of Significant Accounting Policies (continued)

p)     Recent Accounting Pronouncements (continued)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 becomes effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

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

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60". SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years and interim periods beginning on or after December 15, 2008, except for some disclosures about the insurance enterprise's risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

3.       Property and Equipment

Power Air Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2008 and 2007

4.       Related Party Transactions and Balances

(a)    Directors' fees of $138,660 (2007-$76,666) were charged to operations. Unpaid director's fees of $43,333 (2007 - $16,666) are due to five directors at September 30, 2008.

(b)     See Note 6(a) regarding equity financing raised during the period from a related party.

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

(b)     As additional consideration for the loan, the Company issued Equity Consideration Certificates which allow the holder, at the holder's option, to receive either:

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

These Equity Consideration Certificates were considered a separate and direct finance fee. The estimated fair values were based on the estimated number of shares to be issued, 5,500,000 common shares valued at a combined average fair value of $0.3926 per share for a total of $2,159,250, and the estimated value of the warrants to be issued, 5,500,000 warrants valued at a combined average fair value of $0.134 per warrant for a total of $736,709. The warrants were valued pursuant to the Black-Scholes option pricing model using the following combined average input variables: fair value of stock price on grant date - $0.39; exercise price - $0.50; expected life - 1 year; volatility - 105%; annual expected dividends - nil; risk-free interest rate - 4.63%. The total value of the underlying shares and warrants totaling $2,895,959, a placement commission of $219,000, and expenses of $122,608 were included in deferred financing costs which totaled $3,237,567, and were subsequently charged to operations during 2007.

See Note 6(g)

6.       Common Stock

a)     Unit Private Placement - $0.10

On May 14, 2008, the Company received cash proceeds of $1,500,000 and issued 15,000,000 units at $0.10 per unit. Each unit consisted of one common share and one common share purchase warrant to acquire one additional share at $0.25 per share expiring on May 14, 2010.

The proceeds were received from H-Plus Eco Ltd., of which the President and Chief Executive Officer is also a director of Power Air Corporation.

Power Air Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2008 and 2007

6.       Common Stock (continued)

b)     Pursuant to a Consulting Agreement dated August 1, 2006, the Company issued 87,500 restricted common shares at a fair value of $61,250, which was charged to operations during the month of September 2006. The Company issued an additional 262,500 restricted common shares having a fair value of $100,625, which was charged to operations during the period ended December 31, 2006.

c)     Unit Private Placement - $0.35

On June 5, 2007, the Company received proceeds of $5,000,000 and issued 14,285,714 units at $0.35 per unit. Each unit consisted of one common share and one common share purchase warrant to acquire one additional share at $0.50 per share expiring June 5, 2009.

d)     Private Placement - $0.40

On June 5, 2007 the Company received proceeds of $80,000 and issued 200,000 common shares at $0.40 per share.

e)     Unit Private Placement - $0.65

Between August 22, 2005 and September 30, 2005, the Company received common stock subscriptions for 2,077,454 units at a price of $0.65 per unit for total proceeds and subscriptions receivable of $1,350,345. The subscriptions receivable were received in October 2005. These units were issued on September 30, 2005.

During the quarter ended December 31, 2005, the Company received common stock subscriptions for an additional 1,090,532 units at a price of $0.65 per unit for total additional proceeds of $708,846. These units were issued on November 30, 2005. On March 15, 2006, the Company received a common stock subscription for an additional 15,385 units at a price of $0.65 per unit for total additional proceeds of $10,000. These units were issued on March 15, 2006. Total units issued were 3,183,371 and total gross proceeds received were $2,069,191. A total of $278,081 of share issuance costs were incurred including $75,495 of legal costs and $202,586 of finders' fees. Of these share costs, $155,035 was recorded in 2005 and the balance in 2006. Each unit consisted of one common share and one share purchase warrant to acquire one additional share at $1.00 per share for a period of two years from the date of issuance. The Company has filed an SB-2 Registration Statement to remove the trading restrictions on the above shares and warrants.

f)     Unit Private Placement - $1.10

On June 28, 2006, the Company issued 1,792,572 units at $1.10 per unit for gross proceeds of $1,971,829. Each unit consisted of one common share and one-half share purchase warrant. Each whole warrant (896,286 warrants in total) is exercisable into one common share at a price of $1.50 per share expiring June 28, 2008. The Company paid $127,583 for share issuance costs, including $102,583 for finders' fees and $25,000 for legal fees.

g)     Equity Consideration Certificates Converted

The Company completed an equity financing, as disclosed in (c) and (d) above totaling $5,080,000, thus triggering immediate repayment of the promissory notes of $2,190,000 plus interest of $42,710. Also on June 5, 2007, the Equity Consideration Certificates were converted into 6,257,143 units at $0.345 per unit being the value of the Equity Certificates disclosed in Note 5. Each unit consisted of one common share and one common share purchase warrant to acquire one additional share at $0.50 per share expiring June 5, 2009. As the debt was extinguished, the Company charged the related deferred finance costs of $3,237,567 to operations in the quarter ended June 30, 2007.

Power Air Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2008 and 2007

6.       Common Stock (continued)

h)     Stock Options

On June 19, 2008, the Board of Directors granted fully vested stock options to Don Ceci, President and CEO, and Dean Haley, Chairman, to purchase up to an aggregate each of 200,000 common shares of the common stock of the Company, at a exercise price of the closing price of the Company's common shares on the FINRA OTCBB on June 19, 2008 ($0.14 per share), for a period of up to five years, all in accordance with the terms and conditions of the Company's present Stock Incentive Plan.

On June 19, 2008, the Board of Directors granted fully vested stock options to various employees of the Company to purchase up to an aggregate of 570,000 common shares of the common stock of the Company, at a exercise price of the closing price of the Company's common shares on the FINRA OTCBB on June 19, 2008 ($0.14 per share), for a period of up to two years, all in accordance with the terms and conditions of the Company's present Stock Incentive Plan.

On April 11, 2008, the Board of Directors granted fully vested stock options to each of the five current independent Directors of the Company to purchase up to an aggregate each of 100,000 common shares of the common stock of the Company, at a exercise price of the closing price of the Company's common shares on the FINRA OTCBB on April 11, 2008 ($0.16 per share), for a period of up to five years, all in accordance with the terms and conditions of the Company's present Stock Incentive Plan.

On April 3, 2007, 10,000 stock options were awarded to an employee and on May 8, 2007 20,000 stock options were awarded to Technical Advisory Board members. On July 6, 2007 the Company granted 400,000 stock options to a senior officer.

The fair values of the stock options granted during fiscal 2008 and 2007 were measured at the dates of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2008	2007

Expected dividend yield	0%	0%
Risk free interest rate	2.57% to 3.57%	4.76%
Expected volatility	120% to 143%	103%
Expected life (in years)	2 to 5 years	1.9 year

The weighted-average grant-date fair values of options granted during the years 2008 and 2007 were $0.11 and $0.18, respectively.

A summary of the Company's stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price $
Balance, September 30, 2006	3,735,000	0.62
Expired	430,000	0.33
Forfeited	(50,000)	0.65
Issued	(1,000,000)	0.65

Balance, September 30, 2007	3,115,000	0.62
Expired	(2,705,000)	0.67
Issued	1,470,000	0.15

Balance, September 30, 2008	1,880,000	0.19

Power Air Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2008 and 2007

6.       Common Stock (continued)

h)     Stock Options (continued)

The following table summarizes stock options outstanding at September 30, 2008:

Outstanding			Exercisable
Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price $	Number of Shares	Weighted Average Exercise Price $

1,880,000	2.90	0.19	1,880,000	0.19

The weighted-average contractual life of the exercisable and outstanding stock options is 2.9 years.

Warrants

A summary of the Company's stock option activity is as follows:

	Number of Warrants	Weighted Average Exercise Price $

Balance, September 30, 2006	4,079,657	1.11
Expired	(2,077,477)	1.11
Issued	20,542,857	0.50

Balance, September 30, 2007	22,545,037	0.55
Expired	(2,002,203)	1.11
Issued	15,300,000	0.26

Balance, September 30, 2008	35,842,834	0.40

The following table summarizes warrants outstanding at September 30, 2008:

Number of Warrants	Exercise Price $	Expiry Date

14,285,716	0.50	May 30, 2009
6,257,118	0.50	June 5, 2009
150,000	0.45	July 16, 2009
150,000	0.60	July 16, 2009
15,000,000	0.25	May 14, 2010

35,842,834

Warrants outstanding have a weighted average remaining life of 1.07 years and a weighted average exercise price of $0.40.

On May 14, 2008, the Company issued 15,000,000 warrants at an exercise price of $0.25 to expire on May 14, 2010 (See note 6(a)). On May 21, 2008, the Company issued 300,000 warrants, comprised of 150,000 at an exercise price of $0.45 and 150,000 at an exercise price of $0.60 that expire on July 16, 2009. The fair value of the 300,000 warrants was estimated using the Black-Scholes option pricing model with an expected life of 1.75 years, a risk free interest rate of 4.87%%, a dividend yield of nil, and an expected volatility of 130%. A total of $34,897 as the value of the warrants was recorded as consulting fees in marketing and selling expenses. During the year ended 2008, a total of 2,002,203 warrants expired unexercised.

Power Air Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2008 and 2007

7.       Commitments

a)     PAT entered into a Limited Exclusive Patent License Agreement with the Lawrence Livermore National Laboratory in March 2001 (the "License Agreement"). Under the terms of the License Agreement the Company must prepay annual foreign filing fees and make minimum royalty payments of $100,000 due on February 28th, being two months after the start of each calendar year and each year thereafter until either party terminates the License Agreement. The fee for 2008 was paid in May, 2008, and is amortized quarterly. The License Agreement also provides for royalty payments ranging from 0.45% to 3.55% of net sales that incorporate the licensed ZAFC technology.

b)     Lease commitments

(i)     On October 17, 2005, the Company entered into a long-term office and laboratory premises lease in Livermore, California. The lease term is 30 months expiring October 31, 2008. The monthly base rent effective November 1, 2006 was $7,000 per month, increasing to $7,933 per month on November 1, 2007. The estimated monthly operating charge is $2,050 per month. On August 20, 2007, the term of the lease was extended from November 1, 2008 to July 31, 2010 at a monthly base rent of $7,933.

(ii)    On July 23, 2007, the Company entered into a long-term laboratory premises lease adjacent to the premises noted in (i) with a term of 36 months expiring July 31, 2010. The monthly base rent was $4,518 per month and the estimated monthly operating charge is $1,100. Effective August 1, 2008 the base rent increased to $4,800 per month, and will further increase to $5,083 per month on August 1, 2009.

(iii)   On March 30, 2007, the Company entered into a short-term premises lease at the National Research Council in Vancouver, Canada. This lease was renewed for one year and expires on March 31, 2009 at a monthly rent of $2,338.

c)     On September 27, 2006, the Company entered into a four-phase Development and Pre-Manufacturing Agreement (the "Agreement") with Mid States Tool and Machine Inc. of Decatur, Indiana ("Mid States"). Pursuant to the Agreement, Mid States will re-design, cost-reduce, tool and manufacture the ZAFC. The Company paid $25,000 upon execution of this Agreement and will issue 350,000 stock options, in phases, exercisable at $0.755 per share. Upon completion of Phase 1 (Planning), a total of 50,000 stock options will be granted. Upon starting Phase 2 (Engineering Prototype), a cash payment of $25,000 will be made and upon completion of Phase 2 an additional 100,000 stock options will be granted. A final payment of $27,000 will be made upon Mid States delivering 4 demonstration prototypes at the end of Phase 2. A total of 100,000 stock options will be granted at the completion of Phase 3 (Manufacturing Prototype) and Phase 4 (Pilot Production). The cash payments do not include the costs of materials, labour (at Mid States' cost) or moulds. There have been no triggering events for the granting of the above options. It continues to be an option for Mid States to be one of the Company's contract manufacturer for the initial ZAFC cells for use in the Company's first Zinc Air Fuel Cell powered commercial products in North America.

d)     The Company signed a Letter of Intent on December 6, 2006 with H-Plus Eco Ltd., a Korean based company focused on environmental and alternative energy. This Letter of Intent defines the structure and scope of the Asian Joint Venture between the companies. This Joint Venture will develop, manufacture and commercialize back-up power systems for Korean and Asian markets. H-Plus Eco Ltd. will contribute up to KRW 5 billion (US$5 million) to the Joint Venture and the Company will license its technology to the Joint Venture. The Joint Venture will include a shareholder agreement, a license agreement, a territory agreement and a supply agreement. The Letter of Intent expired 6 months after signing; however, it is referenced as part of a Heads of Agreement signed by the Company and its six largest shareholders on May 15, 2007. This Heads of Agreement extends the intent of the original document indefinitely with the support of the majority shareholders of the Company and the Chairman and Chief Executive Officer of H-Plus Eco Ltd.

Power Air Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2008 and 2007

7.       Commitments (continued)

e)     The Company entered into an agreement with Elite Financial Communications Group, LLC ("Elite") to manage all aspects of the Company's investor and media relations program. The Company paid a management fee to Elite in the amount of $21,000 for the period July 1, 2007 to September 30, 2007, and paid a monthly amount of $8,500 for the period October 1 to December 31, 2007. Thereafter a monthly amount of $10,000 is payable. Elite also received warrants to purchase up to 150,000 common shares at $0.45 per share vesting on July 16, 2007, and the right to acquire an additional 150,000 common shares vesting on January 13, 2008 at $0.60 per share. These warrants were issued on May 21, 2008 and will expire July 16, 2009. The fair value of the warrants were determined pursuant to the Black-Scholes option pricing model using the following input variables: fair value of stock price on grant date - $0.32; exercise price - $0.45; expected life - 2 years; volatility - 111%; annual expected dividends - nil; risk-free interest rate - 4.87%; and fair value of stock price on grant date - $0.20; exercise price - $0.60; expected life - 1.5 years; volatility - 130%; annual expected dividends - nil; risk-free interest rate - 2.58%. The resulting values were recorded as $24,587 and $10,310 respectively for a total of $34,897.

f)     On November 3, 2007 the Company signed a Collaborative Development Agreement (CDA) with the National Research Council of Canada (NRC) with an effective date of January 1, 2008, expiring December 31, 2009. Under the terms of the CDA, the Company and NRC will develop an optimal non-noble catalyst, a support structure for the catalyst and a low cost process suited to mass production of the related air cathodes. The Company will have the exclusive right to commercially exploit the Intellectual Property arising from this collaboration in relation to Zinc Air-based energy systems and the first right of refusal in fields of use other than Zinc Air-based energy systems. The Company is committed to pay NRC $256,840 over 18 months for services in 4 equal payments of $64,210 starting January 1, 2008. Both parties will review progress after 12 months to determine if results are promising enough to warrant continuation. In June, 2008, the Company announced that the National Research Council of Canada's (NRC) Industrial Research Assistance Program (IRAP) had granted Power Air a $365,000 funding contribution towards a Collaborative R&D Project with the NRC Institute for Fuel Cell Innovation (IFCI) to develop a proprietary Air Cathode suitable for use in Zinc Air based energy systems. This funding will be in the form of reimbursement of costs incurred by the Company. As of September 30, 2008, none of these funds had been received.

8.       Development and engineering expense

In March 2008, the Company's Canadian subsidiary, Power Air (Canada) Corp, applied for and received SR&ED Investment Tax Credits from the Canadian federal government in the amount of $187,972. The Company paid $40,037 to a third party as consulting fees associated with processing these claims. $187,972 has been recorded as an accrued liability due to uncertainty regarding future potential audits by the Canadian Revenue Agency. See Note 11.

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

Power Air Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2008 and 2007

10.      Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense differs from the amount that would result from applying the U.S and Canadian Federal, State and Provincial income tax rates to earnings before income taxes. The Company has combined US and Canadian net operating losses of $ 9,722,000carried forward available to offset US and Canadian taxable income in future years. Canadian tax losses of $ 1,908,000and US tax losses of $7,814,000 begin expiring in fiscal 2026. Pursuant to SFAS 109, the potential benefit of these combined US and Canadian net operating losses carried forward have not been recognized in the consolidated financial statements since the Company cannot be assured that it is more likely than not that such benefit will be realized in future years. United States Federal income tax losses of $2,329,000 are no longer available to the Company pursuant to the change of control rules of Section 382 of the Internal Revenue Code.

The Company carries on scientific research and experimental development activities ("SRED") in Canada. The Company filed a SRED claim for its SRED activity in its Canadian subsidiary for the fiscal years ended September 30, 2006 and 2007. This claim may be subject to audit by Canada Revenue Agency. See footnote 8 above for an explanation of the amount received and recorded.

The Company is subject to United States federal and state income taxes at a rate of 40.72% and Canadian federal and provincial income tax at a rate of 31.9%. The reconciliation of the provision for income taxes at the United States and Canadian Federal statutory rate compared to the Company's income tax expense as reported is as follows:

	September 30, 2008 $		September 30, 2007 $
	United States	Canada	United States	Canada

Expected income tax recovery	1,145,000	267,000	2,386,000	212,000

Permanent differences	(85,000)	(16,000)	(1,229,000)	(5,000)

Tax Rate Changes	132,000	(115,000)

Other	183,000	-	(15,000)

	-	-		-

Valuation allowance change	(1,375,000)	(136,000)	(1,142,000)	(207,000)

Provision for income taxes	-	-	-	-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities at September 30, 2008 and 2007 are as follows:

Power Air Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2008 and 2007

10.      Income Taxes (continued)

	September 30, 2008 $		September 30, 2007 $
	United States	Canada	United States	Canada

Net operating losses carried forward	3,182,000	496,000	1,839,000	360,000

Other	32,000	-

Valuation allowance	(3,214,000)	(496,000)	(1,839,000)	(360,000)

Net deferred income tax asset	-	-	-	-

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

11.      Contingency for FIN 48 (U.S.)

The company has uncertain tax positions for which the possible liability for penalties and interest is not currently reliably estimable by management.  Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

Inherent uncertainties arise over tax positions taken, or expected to be taken, with respect to transfer pricing, inter-company charges and allocations, financing charges, fees, related party transactions, tax credits, tax based incentives and stock based transactions. Management has not recognized any tax benefits related to these uncertainties.

Disclosure concerning certain carry-forward tax pools, temporary and permanent timing differences in tax basis versus reported amounts may be impacted by assessing practices and tax code regulations when income tax returns are filed up to date. As a 100% valuation allowance has been provided against deferred tax assets reported in these financial statements, there would be no significant net impact to the current and deferred income tax disclosures or reconciliations reported.

12.      Non-cash Investing and Financing Activities

During the year ended September 30, 2008, the Company issued 300,000 warrants with an estimated value of $34,897 and recorded as consulting fees in marketing and selling expenses.

During the year ended September 30, 2007, the Company issued 262,500 restricted common shares with an estimated value of $100,625 and recorded as consulting fees in marketing and selling expenses.

During the year ended September 30, 2007, the Company issued Equity Consideration Certificates (Note 5). were converted into 6,257,143 units at $0.345 per unit. The total value of the underlying shares and warrants totalling $2,889,702, a placement commission of $219,000, and expenses of $122,608 were included in deferred financing costs which totalled $3,237,567.

During the year ended September 30, 2007, the Company issued 100,000 common shares valued at $32,900 to a senior officer as bonus, which was charged to operation.

ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our principal independent accountants.

ITEM 9A(T).       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 and 15d-15.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and

  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

As of September 30, 2008 we conducted an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control -- Integrated Framework," issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment, we determined that there was a material weakness affecting our internal control over financial reporting.

The matters involving internal controls and procedures that the Company's management consider to be potential material weaknesses under COSO and SEC rules are primarily due to the small size of our organization and include: 1) inadequate segregation of duties consistent with control objectives; (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of certain US GAAP and SEC disclosure requirements; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned matters taken together constitute a material weakness which was identified by the Company's Chief Financial Officer in connection with the preparation of our financial statements as of September 30, 2008 and communicated the matters to our management and board of directors.

Management's Remediation Initiatives

Although the Company is unable to meet all the standards under COSO because of the limited funds available to a company of our size and stage of development, we are committed to improving our financial organization. As funds become available, we will undertake to: (1) create a position to segregate duties consistent with control objectives, (2) increase our personnel resources and technical accounting expertise within the accounting function (3) prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter of our fiscal year ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.           OTHER INFORMATION

Not applicable.

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and their respective ages as of the date of this annual report are as follows:

Name	Age	Position with the Company
H. Dean Haley	65	Chairman, Chief Operating Officer and Director
Donald Ceci	57	President, Chief Executive Officer and Director
Minnie P. Wright	41	Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer
Paul D. Brock	44	Director
Stephen Harrison	52	Director
William Potter	60	Director
Jahong Hur	38	Director
Joon Soo Shin	58	Director

The following describes the business experience of each of our directors and executive officers, including other directorships held in reporting companies:

H. Dean Haley, Chairman, Chief Operating Officer and a director

Mr. Haley has served as Chairman, Chief Operating Officer and as a director of Power Air since September 2005. Mr. Haley also served as our interim President and Chief Executive Officer from January 29, 2008 to May 14, 2008. He is also the founder of the HDH Group, a technology acquisition and development company, based in New York, and has been the Chairman and CEO of Power Air Tech, Inc. since 1999. From 1995 through 1999, Mr. Haley served as a Division Vice President of Orange and Rockland Utilities, Inc. in New York. Prior executive postings included his serving as the founder and President of Compass Resources, Inc. from 1996 to 1999 and as a former executive with Bechtel from 1980 to 1995. Over a highly accomplished career spanning nearly three decades, Mr. Haley has focused on acquiring or developing new technologies and technology companies offering products and services to the power and energy industries.

Donald Ceci, President, Chief Executive Officer and a director

Mr. Ceci became our President, Chief Executive Officer May 14, 2008 and a director on May 27, 2008. Prior to that, he served as our Vice President of Sales and Marketing since October 2005. Mr. Ceci has more than 20 years experience managing sales/marketing activities for high technology companies including IBM from 1974 to 1983, Philips from 1983 to 1987, Comdisco from 1987 to 1996, Ricoh from 1996 to 2000, and, most recently, Ballard Power Systems, Inc. from 2001 to 2005. Mr. Ceci joined Ballard in 2001 and, as the Director of Sales, was responsible for building the Sales and Service Organizations required to bring Transportation and Power Generation fuel cell based products to market. His experience and focus are in Business Plan and Distribution Development/Implementation, Business and Partner Development, Revenue Growth, and North American/ International sales team management. Mr. Ceci is not a director or officer of any other U.S. reporting company.

Minnie P. Wright, Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer

Ms. Wright became our Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer on September 1, 2008. Ms. Wright has 18 years of experience in accounting and financial matters. Most recently, from 2005 to the present, Ms. Wright worked as an independent financial consultant based in San Francisco, California, performing financial consulting services to various public and private companies, including preparing financial statements, coordinating external audits and performing other finance-related duties. From 2000 to 2005, Ms. Wright served as Director of Investor Relations for Catellus Development Corporation (which was subsequently acquired by ProLogis) in San Francisco. From 1998 to 2000, Ms. Wright served as Assistant Controller of Shorenstein Company, LP in San Francisco. Ms. Wright worked at TriNet Corporate Realty Trust, Inc. (subsequently acquired by iStar Financial) in San Francisco from 1995 to 1998, first as Assistant Vice President/Assistant Controller and then as Assistant Vice President/Assistant Treasurer. From 1993 to 1995, Ms. Wright served as a Senior Internal Auditor at Charles Schwab Corporation in San Francisco. From 1990 to 1993, Ms. Wright served as a Senior Accountant at Wilson McCall & Daoro, Certified Public Accountants, in San Francisco.

Paul D. Brock, Director

Mr. Brock has served a member of Power Air's board since September 2005. A co-founder and President of Fortune Partners, Inc., which was acquired by Power Air Corporation in September 2005, he currently serves as a partner in a boutique private equity firm based in Canada. Throughout his career, he has been primarily involved in business management, running start-ups, as well as both private and public small businesses, in the telecom and financial services industries, developing software and applied electronic technologies marketed around the world. He has been involved in business development in the UK, the Middle East, Asia, Latin America, as well as the US and Canada. Additionally, in 2004, Mr. Brock co-founded and held the position of President for Rochdale Mining Corp., a mineral exploration company. In 1988, he co-founded VendTek, serving as its President from 1994 until he resigned in 2006. In 2002, he created VendTek China Systems Technologies (Beijing) Co., Ltd (China), a wholly owned subsidiary of VendTek and subsequently developed a strong business foundation in China. Mr. Brock is a graduate of the British Columbia Institute of Technology's Robotics and Automation Technology Program, a graduate of Simon Fraser University's Executive Management Development Program, and a member of the professional association of the Applied Science Technologists of BC.

Stephen Harrison, Director

Mr. Harrison became a director of our Company in September 2005 and currently serves as a member of the Audit Committee. With over 25 years of experience in the financial services, funds management and accounting fields, he was an Australian Director for Investec Funds Management, a subsidiary of one of the world's largest fund management and private investment banking groups, from 2000 to 2003, and was previously Chairman of the Australian Investment Committee for that group. In addition, he previously held the position of sole Australian Director for the Australian subsidiary of Sanford C. Bernstein, a large US-based fund manager, from 1998 to 2001. Mr. Harrison holds a number of directorships and senior management positions with companies based or operating in Australia.

William J. Potter, Director

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

Jahong Hur, Director

One of Power Air's newest board members who was appointed in August 2007, Mr. Hur is the founder, President and Chief Executive Officer of H-Plus Eco Ltd., H-Plus ENG Ltd., H-Plus Bio Ltd. and H-Plus SGS Ltd. (the H-Plus Group), all based in South Korea. H-Plus Group, through its H-Plus Eco subsidiary, signed a letter of intent with Power Air in the Fall of 2006 to commercialize our ZAFC technology in Asia; and in June of this year, Mr. Hur participated as an investor in a $5 million private placement of Power Air's common stock. Mr. Hur has developed business networks with refineries, engineering companies and motor companies in South Korea, such as GS Caltex, GS E&C and Hyundai/Kia Motors. His first business, H-Plus Eco Ltd., was established in 2000 to focus on soil remediation and environmental engineering. Since that time, he has expanded and diversified his business interest to special gas manufacturing and supply and alternative energy.

Joon Soo Shin, Director

Appointed to our board of directors in August 2007, Mr. Shin is the Chairman of the SOMO Group. He joined the South Korea-based company in 1979 as the Chief Planning Officer of the SOMO Group and became the CEO of Sungam Marine Transport Co., Ltd., a subsidiary of SOMO, in 1982. In 1986, he became CEO of Donghwa Petroleum Co., Ltd., the predecessor of SOMO Petroleum which recently participated in Power Air's $5 million private placement. Mr. Shin has broad experience as a business executive in the energy sector. Prior to his appointment as Chairman of the SOMO Group in 1998, he served as CEO of all its subsidiaries. He also has extensive experience in the banking industry, having served as the Chairman of Sungam Mutual Credit Union and Hannam Investment Trust in the 1980s and 1990s. Over the past 20 years, he has been the President of the Rotary Club of Kwangjoo in South Korea and a special councilor of the Korean Chamber of Commerce & Industry. He holds a BCom in Management from Korea University and an MBA from Santa Clara University.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until they resign or are removed from the board in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until they resign or are removed from office by the Board of Directors.

Audit Committee

We have an Audit Committee of our Board of Directors comprised of William J. Potter, Stephen Harrison and Paul D. Brock. Our Board of Directors has determined that Mr. Potter qualifies as an audit committee financial expert.

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

Family Relationships

There are no family relationships among our directors and officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers or control persons has been involved in any of the following events during the past five years:

  any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

  any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

  being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

  being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Code of Ethics

Our Board of Directors has adopted a Code of Ethics that applies to all employees, officers and directors of our Company. A copy of the Code of Ethics may be obtained, without charge, upon request to the Secretary of our Company at 4777 Bennett Drive, Suite E, Livermore, California, 94551, (telephone (925) 960-8777, facsimile (925) 960-9197).

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the year ended September 30, 2008.

ITEM 11.           EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following table sets forth the compensation paid to our executive officers during our fiscal years ended September 30, 2008 and September 30, 2007:

Summary Compensation Table

Name and Principal Position	Year	Salary(1) ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Donald Ceci President, CEO & Principal Executive Officer	2008 2007	150,000 144,000	Nil 75,000(2)	Nil 33,000(3)	23,260 (1) 73,109 (4)	Nil Nil	Nil Nil	Nil Nil	173,260 325,109
Minnie Wright Secretary, Treasurer, CFO & Principal Accounting Officer	2008 2007	100,000 N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	100,000 N/A
H. Dean Haley Chief Operating Officer	2008 2007	150,000 150,000	Nil Nil	Nil Nil	23,260(5) Nil	Nil Nil	Nil Nil	Nil Nil	173,260 150,000
Alan G. Campbell (6) Former CFO & Principal Accounting Officer	2008 2007	150,000 150,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	150,000 150,000
Remy Kozak (7) Former President &CEO	2008 2007	144,000 144,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	144,000 144,000
Donald M. Prest (8) Former CFO & Principal Accounting Officer	2008 2007	100,000 100,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	100,000 100,000

The amounts presented are on an annualized basis.

(1)   Mr. Ceci was granted 200,000 options exercisable at $0.14.
(2)   Mr. Ceci was granted a cash bonus of $75,000 in July 2007.
(3)   Mr. Ceci was issued 100,000 common shares valued at $33,000 as a bonus in July 2007
(4)   Mr. Ceci was granted 400,000 options exercisable at $0.33.
(5)   Mr. Haley was granted 200,000 options exercisable at $0.14.
(6)   Mr. Campbell served as interim Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer from January 29, 2008 until September 1, 2008.
(7)   Mr. Kozak resigned as President and CEO on January 23, 2008.
(8)   Mr. Prest resigned as Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer on January 29, 2008.

The following table sets forth information as at September 30, 2008 relating to outstanding equity awards for each Named Executive Officer:

Outstanding Equity Awards at Year End Table

	Option Awards					Stock Awards
Name	Number of Securities Under- lying Unexer-cised Options (#) Exercise-able	Number of Securities Under-lying Unexer-cised Options (#) Unexer-ciseable	Equity Inventive Plan Awards: Number of Securities Underlying Unexer-cised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Donald Ceci	600,000	-	-	0.14/0.33	2013/2009	N/A	N/A	N/A	N/A
Minnie Wright	-	-	-	-	-	N/A	N/A	N/A	N/A
H. Dean Haley	200,000	-	-	0.14	2013	N/A	N/A	N/A	N/A
Alan G. Campbell (1)	-	-	-	-	-	N/A	N/A	N/A	N/A
Remy Kozak (2)	-	-	-	-	-	N/A	N/A	N/A	N/A
Donald M. Prest (3)	-	-	-	-	-	N/A	N/A	N/A	N/A

(1)   Mr. Campbell served as interim Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer from January 29, 2008 until September 1, 2008.
(2)   Mr. Kozak resigned as President and CEO on January 23, 2008.
(3)   Mr. Prest resigned as Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer on January 29, 2008.

The following table sets forth information relating to compensation paid to our directors in the fiscal year ended September 30, 2008

Director Compensation Table

Name	Fees earned or paid in cash	Stock awards (2) ($)	Option awards (2), (3) ($)	Non-equity inventive plan compen-sation ($)	Non-qualified deferred compen-sation earnings ($)	All other compen-sation ($)	Total ($)
H. Dean Haley (1)	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Donald Ceci(1)	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Stephen Harrison	20,000	N/A	13,229	N/A	N/A	N/A	33,239
William J. Potter	20,000	N/A	13,229	N/A	N/A	N/A	33,239
Paul D. Brock	20,000	N/A	13,229	N/A	N/A	N/A	33,239
Jahong Hur	20,000	N/A	13,229	N/A	N/A	N/A	33,239
Joon Soon Shin	20,000	N/A	13,229	N/A	N/A	N/A	33,239
Al Sylwester (4)	20,000	N/A	13,229	N/A	N/A	N/A	33,239

(1)   Compensation for H. Dean Haley and Donald Ceci are reported above in the Summary Compensation Table with respect to Named Executive Officers. Our officers who serve as directors do not receive additional compensation for serving as directors.
(2)   The aggregate number of stock awards and the aggregate number of option awards outstanding as at September 30, 2008 are included in the relevant column to this table.
(3)   These amounts represent the fair value of these options at the date of grant which was estimated using the Black-Scholes pricing model.
(4)   Mr. Sylwester resigned as a director on May 27, 2008.

Employment, Consulting and Services Agreements

The following summary of certain material terms of the employment, consulting or services agreements we have entered into with certain of our officers or employees is not complete and is qualified in its entirety to the full text of each such agreement, which have been filed with the SEC as described in the list of exhibits to this annual report.

H. Dean Haley

We entered into an employment agreement with H. Dean Haley, our Executive Chairman and Chief Operating Officer, dated effective April 1, 2006 as executed on May 29, 2006, pursuant to which Mr. Haley had agreed to act as Executive Chairman and Chief Operating Officer for a period of seven months from the effective date of the agreement. In consideration for his services and for entering into the agreement, Mr. Haley is entitled to an annual basic fee of $150,000 and received a signing bonus of $15,000. Under the agreement, Mr. Haley is also entitled to options to acquire an aggregate of 200,000 shares of our Company at an exercise price of $0.65 per share exercisable for a period of up to two years from the date of grant as well as an incentive bonus as may be determined by the Board of Directors. Mr. Haley is also entitled to options to acquire an aggregate of 200,000 shares of our Company at an exercise price of $0.14 per share exercisable for a period of up to five years from the date of grant. Mr. Haley is entitled to participate in any plan, including pension, deferred compensation, profit sharing or other plan that may be adopted by the Board of Directors. The agreement may be terminated by Mr. Haley at any time upon 30 days prior written notice or by our Company at any time upon 30 days prior written notice after the initial term. The agreement may also be terminated by either party upon 30 days prior written notice and damages sought in the event of a material breach of the agreement, the willful non-compliance of a party's obligations under the agreement, in the event of fraud, serious neglect or misconduct or in the event of the bankruptcy of a party as provided in the agreement.

Minnie P. Wright

We entered into a Consulting Agreement with Ms. Wright, our Secretary, Treasurer and Chief Financial Officer, dated effective September 1, 2008. Pursuant to the terms of the agreement, Ms. Wright will provide consulting services to our Company, including as Chief Financial Officer of our Company, in consideration of a monthly fee of US$8,333.33. The initial term of the agreement is for a period of six months, commencing on September 1, 2008, renewable automatically on a one-month to one-month renewal term basis unless otherwise terminated in accordance with the terms of the agreement.

Donald Ceci

We entered into a sales and marketing employment agreement dated effective October 3, 2005 with Donald Ceci pursuant to which Mr. Ceci agreed to act as Vice-President Sales and Marketing of our Company. Mr. Ceci was appointed President and CEO in 2008. Under this agreement, in consideration for such services, Mr. Ceci is entitled to an annual salary of $150,000 (subject to negotiation on a reasonably consistent basis) and the fee shall be increased on an annual basis as provided in the agreement. Mr. Ceci is also entitled to options to acquire an aggregate of 200,000 shares of our Company at an exercise price of $0.14 per share exercisable for a period of up to five years from the date of grant. Mr. Ceci is also entitled under the agreement to an annual incentive bonus as determined by the Board of Directors as well as certain other benefits as provided therein. The agreement may be terminated by Mr. Ceci at any time upon 30 days prior written notice or by our Company at any time upon 90 days prior written notice. The agreement may also be terminated by either party upon 30 days prior written notice and damages sought in the event of a material breach of the agreement, the willful non-compliance of a party's obligations under the agreement, in the event of fraud, serious neglect or misconduct or in the event of the bankruptcy of a party as provided in the agreement.

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of January 5, 2009 by: (i) each person (including any group) known to us to own more than 5% of our shares of common stock; (ii) each of our directors; (iii) each of our officers; and (iv) our officers and directors as a group. To our knowledge, each holder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner	Percent of Class(2)
Directors and Officers:
Common Stock	Paul D. Brock 321-255 Newport Drive Port Moody, BC, Canada, V3H 5H1	575,000 (3)	*%
Common Stock	H. Dean Haley 3801 Albert Matthews Road Columbia, TN, USA, 38401	7,581,577 (4)	9.3%
Common Stock	Stephen Harrison Level 2, 33 York Street Sydney, Australia 2000	100,000 (5)	*%

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner	Percent of Class(2)
Common Stock	Donald Ceci 5828 Grousewoods Crescent North Vancouver, BC, Canada, V7R 4V2	850,000 (6)	1.0%
Common Stock	William J. Potter 30 Rockefeller Plaza, 27th Floor New York, NY, USA, 10112	100,000 (7)	*%
Common Stock	Joon Soo Shin SOMO Bldg., 984-1 Daechi-dong, Kangnam-ku Seoul, Korea	100,000 (8)	*%
Common Stock	Jahong Hur #901 Joongang Heights Park B 632 Shinsa-dong, Kagnam-gu Seoul, Korea	100,000 (9)	*%
Common Stock	Minnie P. Wright 96 Courter Lane Moraga, CA, USA 94556	Nil	Nil%
Common Stock	All executive officers and directors as a group (8 persons)	9,406,577 (10)	11.5%
	Major Stockholders:
Common Stock	Somo Petroleum Co., Ltd. (8) SOMO Bldg., 984-1 Daechi-dong, Kangnam-ku Seoul, Korea	5,714,286	7.0%
Common Stock	Aurora Global Energy Limited(11) Level 2, 33 York Street Sydney, Australia 2000	14,693,423	18.0%
Common Stock	HDH Group, LLC(12) 3801 Albert Matthews Road Columbia, TN, USA, 38401	7,381,577	9.1%
Common Stock	H-Plus Eco Ltd. (13) 6F, J-Tower, 158-3, Seokchon-Dong Songpa-Gu Seoul, Korea	30,000,000	36.8%

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

(2)   Based on the 81,453,675 shares of our common stock issued and outstanding as of January 5, 2009.

(3)   This figure includes (i) 475,000 shares of common stock and (ii) stock options to purchase 100,000 shares of our common stock at an exercise price of $0.14 per share until April 11, 2013.

(4)   This figure represents 7,381,577 shares of common stock held of record by HDH Group, LLC, a company controlled by Mr. Haley, and stock options to purchase 200,000 shares of our common stock at an exercise price of $0.14 per share until June 19, 2013.

(5)   This figure represents stock options to purchase 100,000 shares of our common stock at an exercise price of $0.14 per share until April 11, 2013.

(6)   This figure includes (i) 250,000 shares of common stock and (ii) stock options to purchase 400,000 shares of our common stock at an exercise price of $0.33 per share until July 9, 2009, and stock options to purchase 200,000 shares of our common stock at an exercise price of $0.14 per share until June 19, 2013.

(7)   This figure represents stock options to purchase 100,000 shares of our common stock at an exercise price of $0.14 per share. until April 11, 2013.

(8)   This figure represents stock options to purchase 100,000 shares of our common stock at an exercise price of $0.14 per share. until April 11, 2013. In addition, Mr. Shin is a director, senior officer and shareholder of Somo Petroleum Co., Ltd., a private Korean company that owns shares of our company as listed below. Mr. Shin disclaims beneficial ownership over these shares as voting and dispositive power in these shares resides with such corporation.

(9)   This figure includes (i) 15,000,000 shares held by H-Plus Eco Ltd., (ii) share purchase warrants held by H-Plus Eco Ltd. to purchase 15,000,000 shares at an exercise price of $0.25 per share until two years from the date a registration statement with respect to such shares is declared effective, and (iii) stock options to purchase 100,000 shares of our common stock at an exercise price of $0.14 per share. until April 11, 2013.

(10) This figure includes (i) 8,106,577 shares of common stock, (ii) stock options to purchase 500,000 shares of our common stock at an exercise price of $0.16 per share until April 11, 2013, (iii) stock options to purchase 400,000 shares of our common stock at an exercise price of $0.14 per share until July 19, 2013, and (iv) stock options to purchase 400,000 shares of our common stock at an exercise price of $0.33 per share until July 9, 2009.

(11) An Australian corporation of which Stephen Harrison, one of our directors, is a shareholder and director. Mr. Harrison disclaims beneficial ownership over these shares as voting power in these shares resides with such corporation.

(12) A Tennessee corporation over which H. Dean Haley, one of our directors and officers, has voting and dispositive power.

(13) A Korean Corporation of which, Jahong Hur, one of our directors, is the Chief Executive Officer and a director. This figure includes (i) 15,000,000 shares of common stock and (ii) share purchase warrants to purchase 15,000,000 shares of our common stock at an exercise price of $0.25 per share until two years from the date a registration statement with respect to such shares is declared effective.

Changes in Control

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our Company.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except as described below, none of the following parties has had any material interest, direct or indirect, in any transaction with us during our last fiscal year or in any presently proposed transaction that has or will materially affect us:

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

We had transactions with certain of our officers and directors during our fiscal year ended September 30, 2008 as follows:

(a)   On April 8, 2008, the Board of Directors granted (effective April 11, 2008) fully vested stock options to each of the five current independent Directors of the Company to purchase up to an aggregate each of 100,000 common shares of the common stock of the Company, at a exercise price of the closing price of the Company's common shares on the FINRA OTCBB on April 11, 2008 ($0.16 per share), for an entire period of up to five years commencing on April 11 2008, all in accordance with the terms and conditions of the Company's present Stock Incentive Plan.

(b)   On May 14, 2008, the Company received $1,500,000 and issued 15,000,000 units at $0.10 per unit. Each unit contained one common share and one common share purchase warrant to acquire one additional share at $0.25 per share expiring on May 14, 2010. The proceeds were received from H-Plus Eco Ltd., a company whose President and Chief executive Officer is also a director of the Company.

(c)   On June 19, 2008, the Board of Directors granted (effective June 19, 2008) fully vested stock options to Don Ceci, President and CEO, and Dean Haley, Chairman, to purchase up to an aggregate each of 200,000 common shares of the common stock of the Company, at a exercise price of the closing price of the Company's common shares on the FINRA OTCBB on June 19, 2008 ($0.14 per share), for an entire period of up to five years commencing on June 19, 2008, all in accordance with the terms and conditions of the Company's present Stock Incentive Plan.

(d)   Director Fees of $113,333 were charged to operations during fiscal 2008. Unpaid directors fees of $43,333 are due to a director as of September 30, 2008.

(e)   Included in stock based compensation is the value of stock options granted to related parties being directors and senior officers of the company. The value of the options granted to these related parties and charged to operations during fiscal 2008 was $112,665.

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES

Dale Matheson Carr-Hilton LaBonte LLP served as our independent registered public accounting firm and audited our financial statements for the fiscal years ended September 30, 2008 and 2007. Aggregate fees for professional services rendered to us by our auditor are set forth below:

	Year Ended September 30, 2008	Year Ended September 30, 2007
Audit Fees	$26,000	$24,000
Audit-Related Fees	$19,000	22,000
Tax Fees	2,000	Nil
All Other Fees	-	Nil
Total	$47,000	$46,000

Audit Fees

Audit fees are the aggregate fees billed for professional services rendered by our independent auditors for the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports and services provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Audit related fees are the aggregate fees billed by our independent auditors for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not described in the preceding category.

Tax Fees

Tax fees are billed by our independent auditors for tax compliance, tax advice and tax planning.

All Other Fees

All other fees include fees billed by our independent auditors for products or services other than as described in the immediately preceding three categories.

Policy on Pre-Approval of Services Performed by Independent Auditors

It is our audit committee's policy to pre-approve all audit and permissible non-audit services performed by the independent auditors. We approved all services that our independent accountants provided to us in the past two fiscal years.

ITEM 15.           EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-K:
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

10.8	Form of the Subscription Agreement between the Company and each of the purchasers for the April 2007 Note and the Equity Consideration Certificates.(6)
10.9	Form of the $0.35 Unit Private Placement Subscription Agreement between the Company and each of the purchasers of the Units under the June 2007 Private Placement Offering.(7)
10.10	Form of the Non-U.S. Share Purchase Warrant Certificate utilized with the June 2007 Private Placement Offering. (7)
10.11	Service Agreement dated July 16, 2007 between the Company and Elite Financial Communications Group, LLC regarding the Company's investor and media relations program.(8)
10.12	Form of the $0.10 Unit Private Placement Subscription Agreement between the Company and the purchaser of the Units under the May 2008 Private Placement Offering.(9)
10.13	Form of the Share Purchase Warrant Certificate utilized with the May 2008 Private Placement Offering.(9)
10.14	Consulting Agreement between the Company and Minnie Wright(10)
21.1	Subsidiaries of the Company: Power Air Tech, Inc. (Delaware) (100%) Power Air (Canada) Corp. (British Columbia) (50%)
31.1	Certification of Chief Executive Officer. (filed herewith)
31.2	Certification of Chief Financial Officer. (filed herewith)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

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
(10)  Previously filed with the SEC as an exhibit to our Form 8-K as originally filed with the SEC on September 4, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER AIR CORPORATION

By:       "Donald Ceci"
             Donald Ceci
             President, Chief Executive Officer, Principal Executive
             Officer and a director
             Date: January 13, 2009

By:       "Minnie Wright"
             Minnie Wright
             Secretary, Treasurer, Chief Financial Officer and Principal
             Accounting Officer
             Date: January 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:       "Donald Ceci"
             Donald Ceci
             President, Chief Executive Officer, Principal Executive
             Officer and a director
             Date: January 13, 2009

By:       "Minnie Wright"
             Minnie Wright
             Secretary, Treasurer, Chief Financial Officer and Principal
             Accounting Officer
             Date: January 13, 2009

By:       "H. Dean Haley"
             H. Dean Haley
             Chairman, Chief Operating Officer and a director
             Date: January 13, 2009

By:       "Stephen Harrison"
             Stephen Harrison
             A director
             Date: January 13, 2009

By:       "William J. Potter"
             William J. Potter
             A director
             Date: January 13, 2009

By:       "Paul D. Brock"
             Paul D. Brock
             A director
             Date: January 13, 2009

__________