Form 10-Q
period 2008-12-31
POWER AIR CORP
filed 2009-03-26
CIK 1310261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                                                                                                              Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 81,453,675 shares of common stock as of March 23, 2009.

POWER AIR CORPORATION

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
December 31, 2008

INDEX

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties outlined in this quarterly report under "Risk Factors". These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this quarterly report. Forward-looking statements in this quarterly report include, among others, statements regarding:

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

We advise the reader that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Important factors that you should also consider, include, but are not limited to, the factors discussed under "Risk Factors" in this quarterly report.

The forward-looking statements in this quarterly report are made as of the date of this quarterly report and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

PART I - FINANCIAL INFORMATION

Item 1.             Financial Statements

The following unaudited interim financial statements of Power Air Corporation (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

Power Air Corporation
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

Contingency (Note 4)

The accompanying notes are an integral part of the consolidated financial statements

Power Air Corporation
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

The accompanying notes are an integral part of the consolidated financial statements

Power Air Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2008	2007

Operating Activities:

Net Loss	$ (525,439)	$(837,224)

Adjustments to reconcile net loss to cash used in operating activities

Amortization of property and equipment	26,176	21,773
Stock based compensation	-	34,897

Changes in operating assets and liabilities

Other current assets	27,553	47,849
Accounts payable	97,252	(58,821)
Accrued liabilities	(65,054)	13,482

Net Cash Used in Operating Activities	(439,512)	(778,044)

Investing Activities:

Purchase of equipment	(28,396)	(114,785)

Net Cash Provided by (Used in) Investing Activities	(28,396)	(114,785)

Decrease in Cash	(467,908)	(892,829)

Cash, Beginning	543,941	2,260,326

Cash, End	$76,033	$1,367,497

The accompanying notes are an integral part of the consolidated financial statements

Power Air Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2008

1.     Accounting Policies

a)     Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and in accordance with the rules and regulations of the Securities and Exchange Commission.  They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2008 included in the Company's Form 10-K filed with the Securities and Exchange Commission.  The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the three months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

b)     Development and Engineering Expenditures

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

c)     Recently Adopted Accounting Pronouncements

On October 1, 2008, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 157, Fair Value Measurements ("SFAS No. 157") for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.

Statement of Financial Accounting Standard ("SFAS") No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, became effective for the Company on October 1, 2008. SFAS No. 159 gives the Company the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis with the difference between the carrying value before election of the fair value option and the fair value recorded upon election as an adjustment to beginning retained earnings. As of December 31, 2008, the Company had not elected the fair value option for any eligible financial asset or liability.

Power Air Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2008

1.     Accounting Policies (continued)

d)      Recent Accounting Pronouncements Not Yet Adopted

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for us beginning October 1, 2009. Management believe the adoption of SFAS No. 161 will not have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for the Company beginning October 1, 2009 and will apply prospectively to business combinations completed on or after that date. The impact of SFAS No. 141R will depend on the nature of acquisitions completed after adoption.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in net income. SFAS No. 160 is effective for us beginning October1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. Management believe the adoption of SFAS No. 160 will not have a material impact on our financial statements.

Power Air Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2008

2.     Property and Equipment

3.     Related Party Transactions and Balances

(a)     Director fees of $25,000 (2007-$30,000) were charged to operations. Unpaid director's fees of $68,333 are due to five directors at December 31, 2008 (September 30, 2008 - $43,333).

4.     Commitments

a)     The Company's subsidiary, Power Air Tech, Inc., entered into a Limited Exclusive Patent License Agreement with the Lawrence Livermore National Laboratory in March 2001 (the "License Agreement"). Under the terms of the License Agreement the Company must prepay annual foreign filing fees and make minimum royalty payments of $100,000 due on February 28th, being two months after the start of each calendar year and each year thereafter until either party terminates the License Agreement. The fee for 2008 was paid in May, 2008, and is amortized quarterly. The License Agreement also provides for royalty payments ranging from 0.45% to 3.55% of net sales that incorporate the licensed ZAFC technology.

As at February 28, 2009, the annual royalty payment of $100,000 was not made but the Company has not receive notice of default..

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

Power Air Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2008

4.     Commitments (continued)

b)     Lease commitments (continued)

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

c)     On September 27, 2006, the Company entered into a four-phase Development and Pre-Manufacturing Agreement (the "Agreement") with Mid States Tool and Machine Inc. of Decatur, Indiana ("Mid States"). Pursuant to the Agreement, Mid States will re-design, cost-reduce, tool and manufacture the ZAFC technology. The Company paid $25,000 upon execution of this Agreement and will issue 350,000 stock options, in phases, exercisable at $0.755 per share. Upon completion of Phase 1 (Planning), a total of 50,000 stock options will be granted. Upon starting Phase 2 (Engineering Prototype), a cash payment of $25,000 will be made and upon completion of Phase 2 an additional 100,000 stock options will be granted. A final payment of $27,000 will be made upon Mid States delivering 4 demonstration prototypes at the end of Phase 2. A total of 100,000 stock options will be granted at the completion of Phase 3 (Manufacturing Prototype) and Phase 4 (Pilot Production). The cash payments do not include the costs of materials, labour (at Mid States' cost) or moulds. There have been no triggering events for the granting of the above options. It continues to be an option for Mid States to be one of the Company's contract manufacturer for the initial ZAFC cells for use in the Company's first Zinc Air Fuel Cell powered commercial products in North America.

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

Power Air Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2008

4.     Commitments (continued)

e)     The Company entered into an agreement with Elite Financial Communications Group, LLC ("Elite") to manage all aspects of the Company's investor and media relations program. The Company paid a management fee to Elite in the amount of $21,000 for the period July 1, 2007 to September 30, 2007, and paid a monthly amount of $8,500 for the period October 1 to December 31, 2007. Thereafter a monthly amount of $10,000 was payable. The Company ended its agreement with Elite in November 2008. Elite also received warrants to purchase up to 150,000 common shares at $0.45 per share vesting on July 16, 2007, and the right to acquire an additional 150,000 common shares vesting on January 13, 2008 at $0.60 per share. These warrants were issued on May 21, 2008 and will expire July 16, 2009. The fair value of the warrants were determined pursuant to the Black-Scholes option pricing model using the following input variables: fair value of stock price on grant date - $0.32; exercise price - $0.45; expected life - 2 years; volatility - 111%; annual expected dividends - nil; risk-free interest rate - 4.87%; and fair value of stock price on grant date - $0.20; exercise price - $0.60; expected life - 1.5 years; volatility - 130%; annual expected dividends - nil; risk-free interest rate - 2.58%. The resulting values were recorded as $24,587 and $10,310 respectively for a total of $34,897.

f)     On November 3, 2007 the Company signed a Collaborative Development Agreement (CDA) with the National Research Council of Canada (NRC) with an effective date of January 1, 2008, expiring December 31, 2009. Under the terms of the CDA, the Company and NRC will develop an optimal non-noble catalyst, a support structure for the catalyst and a low cost process suited to mass production of the related air cathodes. The Company will have the exclusive right to commercially exploit the Intellectual Property arising from this collaboration in relation to Zinc Air-based energy systems and the first right of refusal in fields of use other than Zinc Air-based energy systems. The Company is committed to pay NRC Cdn$256,840 over 18 months for services in 4 equal payments of Cdn$64,210 starting January 1, 2008. Both parties will review progress after 12 months to determine if results are promising enough to warrant continuation. In June, 2008, the Company announced that the National Research Council of Canada's (NRC) Industrial Research Assistance Program (IRAP) had granted Power Air a Cdn$365,000 funding contribution towards a Collaborative R&D Project with the NRC Institute for Fuel Cell Innovation (IFCI) to develop a proprietary Air Cathode suitable for use in Zinc Air based energy systems. This funding will be in the form of reimbursement of costs incurred by the Company. As of December 31, 2008, the Company had received reimbursements in the amount of approximately Cdn$66,000.

5.     Development and engineering expense

In March 2008, the Company's Canadian subsidiary, Power Air (Canada) Corp, applied for and received SR&ED Investment Tax Credits from the Canadian federal government in the amount of $186,222 (Cdn$187,972). The Company paid $39,664 (Cdn$40,037) to a third party as consulting fees associated with processing these claims. At September 30, 2008, $177,617 (Cdn$187,972) was recorded as an accrued liability due to uncertainty regarding future potential audits by the Canadian Revenue Agency.

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended December 31, 2008 and 2007 should be read in conjunction with our unaudited interim financial statements and related notes for the three months ended December 31, 2008 and 2007. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth below under the heading "Risk Factors".

Our Corporate History

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

Our working capital at December 31, 2008 is not sufficient to enable us to complete the design and testing of engineering prototypes, the design of manufacturing prototypes, and the commercial release of our first consumer products. Our ability to complete this work, as well as the certification and pilot production of commercial Z Series products, will require that we obtain additional equity financing. We intend to raise additional equity financing to continue our technology and product development projects, to fund the manufacturing and packaging of our initial Z Series inventories, to test and certify our auxiliary power packs, and to expand our engineering and sales/marketing headcount. However, we do not currently have such financing in place. If the Company is not able to raise additional capital, our continuing operations will be delayed and/or discontinued.

Our long-term goal is to be a commercially viable fuel cell company, powering low cost, silent, zero emission fuel cell based products developed with OEM partners for portable, stationary, light mobility and transportation markets. However, we have not yet completed the development of any products incorporating our ZAFC fuel cell technology that can be commercially marketed and sold. Further, we have not achieved any revenues to date and we are currently considered a development stage company. We anticipate achieving initial product revenues beginning in the 2009 and 2010 calendar years, although there is no guarantee that we will achieve these results. We will require substantial additional financing for us to achieve our business objectives.

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

Power Air has also filed a Provisional Patent for Electrolyte Life Extension, which is intended to add to our intellectual property.

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

The ZPAC cell is currently a primary (i.e.: non-rechargeable) cell, and ZPAC powered products will be introduced in the short term as non-rechargeable products, requiring replacement of the ZPAC (similar to replacing non-rechargeable batteries). Our medium term strategy is to introduce secondary (i.e.: rechargeable) ZPAC's. To satisfy demand for rechargeable auxiliary power packs in the short term, we plan to introduce rechargeable lithium powered products, to be followed by rechargeable zinc air powered products in the medium term.

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

We plan to complete the following development work on the power packs for mobile devices:
Phase	Description of Development Phase	Description of Development Work	Planned Timing
7	Engineering Prototype	With input of OEM and Channel partners, we plan to complete the design, and testing of an engineering prototype based on our ZPAC design	Testing Ongoing

8	Engineering Verification	This phase will consist of further design, construction and field testing of engineering prototypes	Testing Ongoing
9	Manufacturing Prototype	With input from a manufacturing partner, we plan to design a commercial product with product design freeze and quality plan	Second Quarter 2009
10	Manufacturing Verification	This phase will consist of the construction and beta testing of manufacturing prototypes and completion of plan for launching the product into the market-place including product certifications	Second Quarter 2009
11	Pilot Production	This phase will consist of manufacturing pilot units of the product for shipping to channels and confirmation that our initial required cost and quality targets have been met	Second quarter of 2009

The above timetable is an estimate prepared by our management based on our plans and objectives as they presently exist, and there are a number of contingencies that could cause our timetable not to be met. In particular, if we are not able to raise additional funding, this timetable will not be met.

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

We plan to complete the following development work in order to achieve this objective:

Phase	Description of Development Phase	Description of Development Work	Planned Timing
6	Program Concept	We plan to complete the matching of engineering requirements and performance on key areas including electrolyte capacity and air cathode life - in parallel market opportunities with less stringent requirements will be evaluated and pursued if attractive	2009

7	Engineering Prototype	With input of an OEM, we plan to complete the design, manufacture and testing of an engineering prototype incorporating our ZAFC fuel cell technology	2009
8	Engineering Verification	This phase will consist of further construction and field testing of engineering prototypes	2009
9	Manufacturing Prototype	With input from a manufacturing partner, we plan to design a commercial product with product design freeze and quality plan	2010
10	Manufacturing Verification	This phase will consist of the construction and beta testing of manufacturing prototypes and completion of plan for launching the product into the market-place	2010
11	Pilot Production	This phase will consist of manufacturing pilot units of the product and confirmation that our initial required cost and quality targets have been met	2010

The above timetable is an estimate prepared by our management based on our plans and objectives as they presently exist, and there are a number of contingencies that could cause our timetable not to be met. In particular, if we are not able to raise additional funding, this timetable will not be met.

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

Zinc Air Cathodes

Historically, air cathodes for all of our developments have been sourced from various third party vendors. The air cathode is a critical component in terms of performance, reliability and cost of any zinc air system. To date, we have found at least two vendors whose initial performance and projected costs meet target specifications. Concerns arise when looking at lifetime operating requirements, and being dependent on third parties for supply of a critical component of our end-user products. It is therefore seen as strategic to invest in the design of an air cathode specifically suited to our zinc air environment. In addition, this air cathode would be a product unto itself, giving us intellectual property protection and an additional revenue stream through licensing or product sales.

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

We have registered one provisional patent and have identified several additional patentable designs in the course of developing our core ZPAC and ZAFC technology. There can be no assurance that this provisional patent will be issued or that the provisional patent application will not be challenged.

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

ZPAC Portable Power Pack Competition

Unlike generators (which are dominated by fossil fuels including gasoline and diesel), within the battery sector there are a number of alternative chemistries - including lithium and zinc air. Zinc air has some significant advantages over the nearest competitors in terms of energy/volume and energy/weight - this extends to cost since lithium is scarce and therefore more expensive. It should be noted that zinc air is only available as a primary (i.e.: non-rechargeable) power source in the short term.
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

  Introduction:                       $1000 - $1200 per kW

  Market Penetration:            $800 - $1000 per kW

  Mass Market:                      $600 - $800 per kW

Employees

As of December 31, 2008, we had 11 full-time employees and 3 part-time employees. Subsequent to December 31, 2008, we terminated nine employees in order to mitigate exposure to payroll obligations.

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

We have developed prototypes of both of these products using our ZAFC technology. In order to complete development of commercial products, we will have to complete the following phases of development:

  completion of technology development required to complete a "technology transfer" to product development;

  completion of the design, manufacture and testing of engineering prototypes;

  completion of the design, manufacture, testing and certification of manufacturing prototypes; and

  pilot production of commercial products.

We plan to spend approximately $3 million over the next twelve months in carrying out our plan of operations. We anticipate that our working capital at December 31, 2008 will not be sufficient to enable us to complete the design and testing of engineering prototypes and the design of a manufacturing prototype for the ZPACs. We will need additional financing to complete this work and to complete the certification and pilot production of commercial ZPAC products. We intend to raise additional equity financing to continue our technology and product development projects, to fund the manufacturing and packaging of our initial ZPAC inventories, to test and certify our ZPACs, and to expand our engineering and sales/marketing headcount. However, we do not currently have such financing in place.

Results of Operations

The following sets table sets out our consolidated losses for the periods indicated:
	Three Months Ended December 31, 2008 (Unaudited)	Three Months Ended December 31, 2007 (Unaudited)	For the Period from Inception (October 15, 1997) to December 31, 2008 (Unaudited)

Revenues
Sales	$ 3,597	$ -	$ 3,597
Cost of goods sold	(2,496)	-	(2,496)

Gross Profit	1,101	-	1,101

Expenses
Depreciation and amortization	$ 26,176	$ 21,773	$ 186,834
Development and engineering	122,635	319,556	5,501,047
General and administrative	339,454	330,981	11,006,368
License fees	25,000	25,000	570,984
Marketing and selling	15,478	139,914	1,639,737
Interest and financing Fees	(2,203)	-	3,393,894

Loss from Operations	(526,540)	(837,224)	(22,298,864)

Net loss	$ (525,439)	$ (837,224)	$ (22,297,763)

Three Months Ended December 31, 2008 Compared to the Three Months Ended December 31, 2007

We recorded a net loss of $525,439 for the three months ended December 31, 2008 as compared to a net loss of $837,224 for the three months ended December 31, 2007, a decrease of $311,785. The decrease in net loss was primarily due to a decrease in development and engineering expense and marketing and selling expenses.

General and administrative expenses totaled $339,454 for the three months ended December 31, 2008 as compared to $330,981 for the three months ended December 31, 2007, representing an increase of $8,473.

Marketing and selling expenses totaled $15,478 for the three months ended December 31, 2008, as compared to $139,914 for the three months ended December 31, 2007.

Also included in the Company's net loss for the three months ended December 31, 2008 are license fees of $25,000 as compared to $25,000 for the three months ended December 31, 2007. These fees are the annual license fee paid to LLNL. Ongoing license fees will be approximately $100,000 per annum.

Liquidity and Capital Resources

The following table sets forth our cash and working capital as of December 31, 2008 and September 30, 2008:
	As of December 31, 2008 (Unaudited)	As of September 30, 2008 (Audited)
Cash reserves	$ 76,033	$543,941
Working capital (deficit)	$(275,272)	$252,387

During the next 12 to 24 months we anticipate that we will become a revenue generating company, although there is no guarantee that we will achieve this objective. We must be able to raise additional working capital in order to accomplish this.

Going Concern

We currently have no sources of revenue to provide incoming cash flows to sustain future operations. Our ability to emerge from the development stage with respect to any planned principal business activity is dependent upon whether we are successful in efforts to enter into OEM joint venture agreements, to raise additional equity financing and generate revenue, cash flow and attain profitable operations. There can be no assurance that we will be able to complete any of the above objectives. In particular, if we are not able to raise additional capital, these objectives will not be met. These factors raise substantial doubt regarding our ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis, which implies that we will continue to realize assets and discharge liabilities in the normal course of business. As at December 31, 2008 we had accumulated losses of $22,297,763 since inception with $76,033 cash on hand and a $275,272 working capital deficit. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Net Cash Used In Operating Activities

Operating activities for the three months ended December 31, 2008 used cash of $439,512, compared to $778,044 for the three months ended December 31, 2007, which reflects our recurring losses. Operating activities have primarily used cash as a result of the development and engineering of our technology, marketing and trade shows and administrative and fund raising activities.

Net Cash Used In Investing Activities

Investing activities used $28,396 for the three months ended December 31, 2008, as compared to $114,785 for the three months ended December 31, 2007. This cash was used to purchase property and equipment.

Net Cash Provided by Financing Activities

As we have had virtually no revenues since inception, we have financed our operations primarily by using existing capital reserves, entering into settlements with debtors, obtaining debt financing and through private placements of our common shares. There was no activity in Financing activities for the three months ended December 31, 2008 or for the three months ended December 31, 2007.

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

Variable Interest Entity

The Financial Accounting Standards Board ("FASB") finalized FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities-An Interpretation of ARB51" ("FIN46R") in December 2003. FIN46R expands the scope of ARB51 and can require consolidation of "variable interest entities" ("VIEs"). Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. On May 31, 2006 our inactive Canadian subsidiary, Power Air (Canada) Corp. was 50% owned by a Canadian resident individual and 50% owned by our Company. On June 1, 2006 this subsidiary became active and Power Air (Canada) Corp. began conducting scientific research and experimental development activities in Canada and will apply for Canadian Scientific Research and Experimental Development tax credits. We fund 100% of the expenditures and are at risk for 100% of its losses and as a result is the party with the controlling financial interest and the primary beneficiary. Power Air (Canada) Corp. has no other financing other than amounts received from our Company. As a result of the above, accumulated losses for the period from June 1, 2006 to December 31, 2008 of $1,922,312 been included in the consolidated financial statements.

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

We have generated minimal revenues since inception on October 15, 1997. We plan to receive funding from OEM's to engineer products to OEM specifications. We then plan to receive license and product fees under OEM contracts. Revenue recognition will be specific to the terms of the contracts and will thus be determined in a later period.

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

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.             Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 and 15d-15, as evidenced by the fact that this report on Form 10-Q for the quarterly period ended December 31, 2008 was not filed with the SEC on a timely basis.

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

Item 1A.           Risk Factors

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this quarterly report in evaluating our Company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below may not be all of the risks facing our Company. Additional risks not presently known to us or that we currently consider immaterial may also impair our business operations. You could lose all or part of your investment due to any of these risks.

Risks Related to Our Operating Results

Because we are currently a development stage company, we have no ZAFC-based products available for sale or use and may lack the financial resources needed to bring products to market.

We are in the development stage and we have not completed the development of any ZAFC-based products incorporating our ZAFC technology that can be commercially sold. We will not achieve commercialization of our products until such time, if ever, that we complete further development of our technology and design of products that may be commercially marketed and sold. Our long-term viability growth and profitability will depend upon successful testing, approval and commercialization of products incorporating our technology resulting from our research and development activities. Adverse or inconclusive results in the development and testing of these products could significantly delay or ultimately preclude commercialization of our technology.

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

As of December 31, 2008, we had cash on hand of $76,033 and a working capital deficit of $275,272. Our business plan calls for significant expenses in connection with the development of our ZAFC business and for the distribution of non-ZAFC powered products. Our capital requirements have been and will continue to be significant. We are dependant on financing coming into our Company in the near term to fund our research and development as well as other working capital requirements. There can be no assurance that such additional financing will be forthcoming or that it will result in sufficient capital for us to meet our expected working capital needs. Furthermore, in the event that our plans change, our assumptions change or prove inaccurate, or our capital resources prove to be insufficient to fund operations, we could be required to seek additional financing sooner than currently anticipated, or in greater amounts than is currently anticipated. Any inability to obtain additional financing when needed would have a material adverse effect on us, including possibly requiring us to significantly curtail or possibly cease our operations. In addition, any future equity financing may involve substantial dilution to our existing shareholders.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

In their report with respect to our audited financial statements for the period from inception to September 30, 2008, our auditors have expressed substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We have incurred operating losses totaling $22,297,763 since inception to December 31, 2008.

Because we have only recently commenced business operations, we face a high risk of business failure and this could result in a total loss of your investment.

We have not earned any significant revenues to date and we have not achieved profitability as of the date of this quarterly report. Potential investors should be aware of the difficulties normally encountered by development stage companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the further commercialization of our ZAFC technology. In particular, potential investors should note that our Company must raise additional capital in this current period of global economic uncertainty in order to continue operations. These potential problems include, but are not limited to, unanticipated problems relating to costs and expenses that may exceed current estimates. We have no history upon which to base any assumption as to the likelihood that our business will prove successful, and we can provide no assurance to investors that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will likely fail and you will lose your entire investment.

Because we have only recently commenced business operations, we expect to incur operating losses for the foreseeable future.

We have not yet earned significant revenues and we have never been profitable. Prior to completing the commercialization of our ZAFC technology and ZPAC products, we anticipate that we will incur increased operating expenses in order to build revenues. We therefore expect to incur significant losses into the foreseeable future. If we are unable to generate significant revenues from the commercialization of our technology, our business will likely fail and you will lose your entire investment.

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

We have not yet earned significant revenues and we have never been profitable. There can be no assurance that we will effectively execute our business plan or manage any growth of our business, or that our future operating and financial forecast will be met. Future development and operating results will depend on many factors, including access to adequate capital, the completion and regulatory approval of marketable products, the demand for our products, the level of product and price competition, our success in setting up and expanding distribution channels and whether we can control costs. Many of these factors are beyond our control. In addition, our future prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a new business in our industry, which is characterized by intense competition, rapid technological change, highly litigious competitors, potential product liability and significant regulation. If we are unable to address these matters, or any of them, then we may not be able to successfully implement our business plan for the commercialization of our ZAFC fuel cell technology and development of ZPAC products or achieve revenues or profitability.

Because we have a history of losses and anticipate continued losses through our development stage, we may lack the financial stability required to continue operations.

Since inception we have suffered recurring losses. We have funded our operations through the issuance of common stock in order to meet our strategic objectives. We anticipate that our losses will continue until such time, if ever, as we are able to generate sufficient revenues to support our operations. Our ability to generate revenue primarily depends on our success in completing development and obtaining regulatory approvals for the commercial sale of the ZAFC products under development. There can be no assurance that any such events will occur, that we will attain revenues from commercialization of our products or that we will ever achieve profitable operations.

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

Several of our officers and directors are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on our directors or officers, or enforce within the United States or Canada any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them. In addition, investors may not be able to commence an action in a Canadian court predicated upon the civil liability provisions of the securities laws of the United States. The foregoing risks also apply to those experts identified in this quarterly report that are not residents of the United States.

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

None.

Item 3.             Defaults Upon Senior Securities

None.

Item 4.             Submission of Matters to a Vote of Securities Holders

None.

Item 5.             Other Information

None.

Item 6.             Exhibits
Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
10.1	Share Exchange Agreement among the Company, the Vendor, Power Air, the HDH Group and Dean Haley, dated for reference effective on August 22, 2005(2)
10.2	Stephen Williams Services Contract between the Company and Stephen Williams, dated for reference effective on October 1, 2005, as amended(2)(3)
10.3	Sales and Marketing Employment Agreement among the Company, Power Air and Donald Ceci, dated for reference effective on October 3, 2005(2)
10.4	Corporate Development Employment Agreement among the Company, Power Air and Remy Kozak, dated for reference effective on October 3, 2005, as amended(2)(3)
10.5	Development and Pre-Manufacturing Agreement dated September 27, 2006 between the Company and Mid States Tool and Machine Inc.(5)
10.6	2006 Stock Incentive Plan(4)
10.7

Financing Agreement dated March 4, 2007 among the Company, Paulson Investment Company, Inc. and High Capital Funding, LLC (including the form of the Secured Promissory Note, the form of the Equity Consideration Certificate, the form of the Security Agreement and the form of the Security and Pledge Agreement)(6)

10.8	Form of the Subscription Agreement between the Company and each of the purchasers for the April 2007 Note and the Equity Consideration Certificates(6)
10.9	Form of the $0.35 Unit Private Placement Subscription Agreement between the Company and each of the purchasers of the Units under the June 2007 Private Placement Offering(7)
10.10	Form of the Non-U.S. Share Purchase Warrant Certificate utilized with the June 2007 Private Placement Offering. (7)
10.11	Service Agreement dated July 16, 2007 between the Company and Elite Financial Communications Group, LLC regarding the Company's investor and media relations program(8)
10.12	Form of the $0.10 Unit Private Placement Subscription Agreement between the Company and the purchaser of the Units under the May 2008 Private Placement Offering(9)
10.13	Form of the Share Purchase Warrant Certificate utilized with the May 2008 Private Placement Offering(9)
10.14	Consulting Agreement between the Company and Minnie Wright(10)
21.1	Subsidiaries of the Company: Power Air Tech, Inc. (Delaware) (100%) Power Air (Canada) Corp. (British Columbia) (50%)
31.1	Certification of Chief Executive Officer. (filed herewith)
31.2	Certification of Chief Financial Officer. (filed herewith)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER AIR CORPORATION

By:        "Donald Ceci"
              Donald Ceci
              President, Chief Executive Officer, Principal Executive
              Officer and a director
              Date: March 25, 2009

By:        "Minnie Wright"
              Minnie Wright
              Secretary, Treasurer, Chief Financial Officer and Principal
              Accounting Officer
              Date: March 25, 2009