Form 10-Q
period 2009-03-31
POWER AIR CORP
filed 2009-05-20
CIK 1310261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐          TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number:        000-51256

POWER AIR CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	98-0433974
(State or other jurisdiction of incorporation or organization )	(I.R.S. Employer Identification No.)

4777 Bennett Drive, Suite E, Livermore, CA	94551
(Address of principal executive offices)	(Zip Code)

(82) 10-5221-2905
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
                                                                                                                                                              Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 94,453,675 shares of common stock as of May 15, 2009.

POWER AIR CORPORATION

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
March 31, 2009

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

PART I - FINANCIAL INFORMATION

Item 1.             Financial Statements

The following unaudited interim financial statements of Power Air Corporation (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

Power Air Corporation
(A Development Stage Company)
Consolidated Balance Sheets

	March 31, 2009 (Unaudited)	September 30, 2008

ASSETS

Current assets

Cash	$ 1,325	$ 543,941
Other current assets	52,018	107,516

Total current assets	53,343	651,457

Equipment	310,488	332,773

Total Assets	$ 363,831	$ 984,230

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities

Accounts payable	$ 351,422	$ 93,303
Accrued liabilities	515,723	305,767

Total Current Liabilities	867,145	399,070

Stockholders' equity (deficit)

Common stock, 375,000,000 shares authorized, $0.001 par value;
81,453,675 and 81,453,675 shares issued and outstanding respectively	81,453	81,453

Additional paid-in capital	22,276,031	22,276,031
Deficit accumulated during the development stage	(22,860,798)	(21,772,324)

Total Stockholders' Equity (Deficit)	(503,314)	585,160

Total Liabilities and Stockholders' Equity	$ 363,831	$ 984,230

Commitments (Note 4)

Subsequent Event (Note 6)

The accompanying notes are an integral part of the consolidated financial statements

Power Air Corporation
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Six Months Ended March 31, 2009	Six Months Ended March 31, 2008	From October 15, 1997 (Date of Inception) to March 31, 2009

Revenues
Sales	$ 227	$ -	$ 3,824	$ -	$ 3,824
Cost of goods sold	(577)	-	(3,074)	-	(3,074)

Gross Profit	(350)	-	750	-	750

Expenses

Depreciation and amortization	26,145	24,210	52,321	45,983	212,979
Development and engineering	170,787	204,464	293,422	524,020	5,671,834
General and administrative	346,897	510,693	686,350	841,674	11,353,265
License fees	3,425	28,245	28,425	53,245	574,409
Marketing and selling	14,954	61,392	30,432	201,306	1,654,691
Interest and finance fees	477	(34,400)	(1,726)	(34,400)	3,394,370

Total Expenses	562,685	794,604	1,089,224	1,631,828	22,861,548

Net Loss	$ (563,035)	$ (794,604)	$ (1,088,474)	$ (1,631,828)	$ (22,860,798)

Net Loss Per Share	(0.01)	(0.01)	(0.01)	(0.02)

Weighted Average Shares Outstanding	81,453,675	66,453,675	81,453,675	66,453,675

The accompanying notes are an integral part of the consolidated financial statements

Power Air Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended March 31, 2009	Six Months Ended March 31, 2008	From October 15, 1997 (Date of Inception) to March 31, 2009

Operating Activities:

Net Loss	$ (1,088,474)	$ (1,631,828)	$ (22,860,798)

Adjustments to reconcile net loss to cash used in operating activities
Amortization of deferred financing costs	-	-	3,281,323
Amortization of property and equipment	52,321	45,983	212,978
Shares and warrants issued for consulting services	-	-	196,772
Shares issued for employee bonus	-	-	288,000
Stock based compensation	-	-	2,497,534
Expenses settled with issuance of common shares	-	-	2,195,114

Changes in operating assets and liabilities

Other current assets	55,498	3,749	(27,018)
Accounts payable and accrued liabilities	468,075	192,861	935,975

Net Cash Used in Operating Activities	(512,580)	(1,389,235)	(13,280,120)

Investing Activities:

Purchases of equipment	(30,036)	(122,833)	(523,466)

Net Cash Used in Investing Activities	(30,036)	(122,833)	(523,466)

Financing Activities:

Proceeds from related party loans	-	-	3,898,090
Repayment of related party loans	-	-	(157,094)
Proceeds from promissory notes	-	-	2,190,000
Repayment of promissory notes	-	-	(2,190,000)
Proceeds from issuance of common stock	-	-	10,719,926
Debt issuance costs	-	-	(357,317)
Deferred financing costs	-	-	(28,047)
Share issuance costs	-	-	(270,647)

Net Cash Provided by Financing Activities	-	-	13,804,911

Increase (decrease) in Cash	(542,616)	(1,512,068)	1,325

Cash, Beginning	543,941	2,260,326	-

Cash, Ending	$ 1,325	$ 748,258	1,325

The accompanying notes are an integral part of the consolidated financial statements

Power Air Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2009

1.     Accounting Policies

a)     Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and in accordance with the rules and regulations of the Securities and Exchange Commission.  They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2008 included in the Company's Form 10-K filed with the Securities and Exchange Commission.  The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the six months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

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

c)     Recently Accounting Pronouncements

On October 1, 2008, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 157, "Fair Value Measurements" ("SFAS No. 157") for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.

Statement of Financial Accounting Standard ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" - Including an amendment of FASB Statement No. 115, became effective for the Company on October 1, 2008. SFAS No. 159 gives the Company the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis with the difference between the carrying value before election of the fair value option and the fair value recorded upon election as an adjustment to beginning retained earnings. As of March 31, 2009, the Company had not elected the fair value option for any eligible financial asset or liability.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" - an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning October 1, 2009. The Company believes the adoption of SFAS No. 161 will not have a material impact on our financial statements.

Power Air Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2009

1.     Accounting Policies (continued)

d)      Recent Accounting Pronouncements Not Yet Adopted

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60". SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how SFAS 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise's risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

2.      Equipment
	Cost	Accumulated Depreciation	Net Carrying Value March 31, 2009	Net Carrying Value September 30, 2008

Computer hardware	$ 52,748	$ 27,800	$ 24,948	$ 28,322
Computer software	14,199	6,438	7,761	9,186
Furniture, equipment and machinery	389,175	150,931	238,244	249,053
Leasehold improvements	66,780	27,245	39,535	46,212

	$ 522,902	$ 212,414	$ 310,488	$ 332,773

3.     Related Party Transactions and Balances

Director fees of $25,000 (2008-$30,000) were charged to operations. Unpaid director's fees of $68,333 are due to five directors at March 31, 2009 (September 30, 2008 - $43,333), which was included in accrued liabilities as at March 31, 2009.

Power Air Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2009

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

As at February 28, 2009, the annual royalty payment of $100,000 was not made but the Company has not received notice of default. The Company is negotiating a new agreement with the Lawrence Livermore National Laboratory. As such, this $100,000 is not included in the Company's accounts payable.

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

(iii)     On March 30, 2007, the Company entered into a short-term premises lease at the National Research Council in Vancouver, Canada. This lease was renewed for one year and expired on March 31, 2009 at a monthly rent of $2,338.

c)     On September 27, 2006, the Company entered into a four-phase Development and Pre-Manufacturing Agreement (the "Agreement") with Mid States Tool and Machine Inc. of Decatur, Indiana ("Mid States"). Pursuant to the Agreement, Mid States will re-design, cost-reduce, tool and manufacture the Company's ZAFC technology. The Company paid $25,000 upon execution of this Agreement and will issue 350,000 stock options, in phases, exercisable at $0.755 per share. Upon completion of Phase 1 (Planning), a total of 50,000 stock options will be granted. Upon starting Phase 2 (Engineering Prototype), a cash payment of $25,000 will be made and upon completion of Phase 2 an additional 100,000 stock options will be granted. A final payment of $27,000 will be made upon Mid States delivering 4 demonstration prototypes at the end of Phase 2. A total of 100,000 stock options will be granted at the completion of Phase 3 (Manufacturing Prototype) and Phase 4 (Pilot Production). The cash payments do not include the costs of materials, labour (at Mid States' cost) or moulds. There have been no triggering events for the granting of the above options. It continues to be an option for Mid States to be one of the Company's contract manufacturer for the initial ZAFC cells for use in the Company's first Zinc Air Fuel Cell powered commercial products in North America.

Power Air Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2009

4.     Commitments (continued)

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

f)     On November 3, 2007 the Company signed a Collaborative Development Agreement (CDA) with the National Research Council of Canada (NRC) with an effective date of January 1, 2008, expiring December 31, 2009. Under the terms of the CDA, the Company and NRC will develop an optimal non-noble catalyst, a support structure for the catalyst and a low cost process suited to mass production of the related air cathodes. The Company will have the exclusive right to commercially exploit the Intellectual Property arising from this collaboration in relation to Zinc Air-based energy systems and the first right of refusal in fields of use other than Zinc Air-based energy systems. The Company is committed to pay NRC Cdn$256,840 over 18 months for services in 4 equal payments of Cdn$64,210 starting January 1, 2008. Both parties will review progress after 12 months to determine if results are promising enough to warrant continuation. In June, 2008, the Company announced that the National Research Council of Canada's (NRC) Industrial Research Assistance Program (IRAP) had granted Power Air a Cdn$365,000 funding contribution towards a CDA with the NRC Institute for Fuel Cell Innovation (IFCI) to develop a proprietary Air Cathode suitable for use in Zinc Air based energy systems. This funding will be in the form of reimbursement of costs incurred by the Company. As of March 31, 2009, the Company had received reimbursements in the amount of approximately Cdn$66,000.

Currently the Company is planning to re-negotiate the terms of the agreement. As at March 31, 2009, the Company included $61,873 in accounts payable for the outstanding invoice received from NRC and accrued $68,877 in accrued liability for its on-going commitment.

Power Air Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2009

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

6 Subsequent Event

Effective on May 12, 2009, the Company completed a non-brokered private placement pursuant to which the Company issued from treasury to five subscribers an aggregate of 13,000,000 units at a subscription price of $0.02 per unit for proceeds of $260,000. Each unit consists of one share of common stock and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase an additional share of common stock at an exercise price of $0.02 per share until May 12, 2011.

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the six months ended March 31, 2009 and 2008 should be read in conjunction with our unaudited interim financial statements and related notes for the six months ended March 31, 2009 and 2008. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth below under the heading "Risk Factors".

Our Corporate History

Our Company was formed under the laws of the State of Nevada on August 26, 2004 under the name "Fortune Partners, Inc." By an amendment to our Articles of Incorporation we changed our name to "Power Air Corporation" effective on December 22, 2005.

Our principal business offices are located at 4777 Bennett Drive, Suite E, Livermore, California, 94551. Our telephone number is (82) 10-5221-2905.

We own 100% of the issued and outstanding shares of Power Air Tech, Inc., which was formed under the laws of the State of Delaware in October of 1997, together with 50% of the issued and outstanding shares of Power Air (Canada) Corp. ("Power Air Canada"), which was formed under the laws of the Province of British Columbia, Canada, on December 12, 2005. Power Air (Canada) Corp. is considered a variable interest entity due to our Company's control over the operations and 100% funding of costs to date, and thus is considered a 100% consolidated subsidiary.

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

Our working capital at March 31, 2009 is not sufficient to enable us to complete the design and testing of engineering prototypes, the design of manufacturing prototypes, and the commercial release of our first consumer products. Our ability to complete this work, as well as the certification and pilot production of commercial Z Series products, will require that we obtain additional equity financing. We intend to raise additional equity financing to continue our technology and product development projects, to fund the manufacturing and packaging of our initial Z Series inventories, to test and certify our auxiliary power packs, and to expand our engineering and sales/marketing headcount. However, we do not currently have such financing in place. If the Company is not able to raise additional capital, our continuing operations will be delayed and/or discontinued.

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

  Emergency and mobile power packs

  Emergency generators for residential and small business

  Uninterruptible Power Supply ("UPS") back-up (PC's, Servers, Data Centres)

  Telecom, Utility, Cable TV and Commercial Building back-up

Next-to-Market : Intermittent use products, such as longer running generators and light mobility vehicles, requiring longer operating life (i.e.: to 10,000 hours and over) and on-board fuel storage and re-fuelling logistics:

  Alternate Power Units ("APUs") that power non-drive train functions for trucks, boats, RV's, and Military vehicles.

  Seasonal (i.e.: cabins, cottages) and special events power supply units.

  Light mobility fleet units such as forklifts, golf carts, scooters, airport ground support vehicles, military vehicles, small hybrid vehicles.

  Hybrid electric vehicles.

Last-to-Market : Continuous use products, requiring operating lifetimes to 40,000 hours and fuel infrastructure support in place:

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

We have also agreed to pay a minimum royalty to LLNS which will equal $100,000 for each remaining year of the license. This minimum royalty amount is payable on February 28 th of each year of the License Agreement.

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

As at February 28, 2009, the annual royalty payment of $100,000 was not made but the Company has not received notice of default. The Company is negotiating a new agreement with the Lawrence Livermore National Laboratory.

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

  Rapid Refueling and Continuous Use . Products incorporating our ZAFC technology can be designed to be rapidly refuelable through an exchange of electrolyte and addition of zinc pellets, rather than being slowly recharged using electricity. This will allow products incorporating our ZAFC technology to be used for applications requiring near continuous use.

  Environmental - Zero Airborne Emissions . Products incorporating our ZAFC technology will not produce any significant airborne emissions. The reaction by-product, zinc-oxide, is retained in the electrolyte and can be recycled via electrolysis.

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

We plan to complete the following development work on the power packs for mobile devices:

Phase	Description of Development Phase	Description of Development Work	Planned Timing
7	Engineering Prototype	With input of OEM and Channel partners, we plan to complete the design, and testing of an engineering prototype based on our ZPAC design	Testing Ongoing
8	Engineering Verification	This phase will consist of further design, construction and field testing of engineering prototypes	Testing Ongoing
9	Manufacturing Prototype	With input from a manufacturing partner, we plan to design a commercial product with product design freeze and quality plan	End of 2009/2010
10	Manufacturing Verification	This phase will consist of the construction and beta testing of manufacturing prototypes and completion of plan for launching the product into the market-place including product certifications	End of 2009/2010
11	Pilot Production	This phase will consist of manufacturing pilot units of the product for shipping to channels and confirmation that our initial required cost and quality targets have been met	2010-2011

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

End of 2009/2010
7	Engineering Prototype	With input of an OEM, we plan to complete the design, manufacture and testing of an engineering prototype incorporating our ZAFC fuel cell technology	End of 2009/2010
8	Engineering Verification	This phase will consist of further construction and field testing of engineering prototypes	End of 2009/2010
9	Manufacturing Prototype	With input from a manufacturing partner, we plan to design a commercial product with product design freeze and quality plan	2010-2011
10	Manufacturing Verification	This phase will consist of the construction and beta testing of manufacturing prototypes and completion of plan for launching the product into the market-place	2010-2011
11	Pilot Production	This phase will consist of manufacturing pilot units of the product and confirmation that our initial required cost and quality targets have been met	2010-2011

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

  Introduction:                       $1000 - $1200 per kW

  Market Penetration:            $800 - $1000 per kW

  Mass Market:                      $600 - $800 per kW

Employees

As of December 31, 2008, we had 11 full-time employees and 3 part-time employees. During the quarter ended March 31, 2009, we terminated nine employees in order to mitigate exposure to payroll obligations.

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

Subject to receipt of sufficient financing, our specific plan of operations over the next twelve months is to continue design and development work on a small, pocket-sized ZPAC that will allow end-users to recharge their portable electronics devices (cell phones, PDAs, etc.) anywhere, anytime. In parallel, we plan to continue development work on a ZAFC based portable emergency generator designed for back-up or emergency use in homes and small businesses.

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

Subject to the receipt of sufficient financing, we plan to spend approximately $3 million over the next twelve months in carrying out our plan of operations. As at March 31, 2009, we had cash of $1,325 and a working capital deficit of $813,802. As such, we will need significant financing to pursue our plan of operations. We intend to raise additional equity financing to continue our technology and product development projects, to fund the manufacturing and packaging of our initial ZPAC inventories, to test and certify our ZPACs, and to expand our engineering and sales/marketing headcount. However, we do not currently have such financing in place and there is no assurance we will be able to obtain sufficient financing.

Results of Operations

The following sets table sets out our consolidated losses for the periods indicated:
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Six Months Ended March 31, 2009	Six Months Ended March 31, 2008	From October 15, 1997 (Date of Inception) to March 31, 2009

Revenues
Sales	$ 227	$ -	$ 3,824	$ -	$ 3,824
Cost of goods sold	(577)	-	(3,074)	-	(3,074)

Gross Profit	(350)	-	750	-	750
Expenses

Depreciation and amortization	$ 26,145	$ 24,210	$ 52,321	$ 45,983	$ 212,979
Development and engineering	170,787	204,464	293,422	524,020	5,671,834
General and administrative	346,897	510,693	686,350	841,674	11,353,265
License fees	3,425	28,245	28,425	53,245	574,409
Marketing and selling	14,954	61,392	30,432	201,306	1,654,691
Interest and finance fees	477	(34,400)	(1,726)	(34,400)	3,394,370

Total Expenses	562,685	794,604	1,089,224	1,631,828	22,861,548

Net Loss	$ (563,035)	$ (794,604)	$ (1,088,474)	$ (1,631,828)	$ (22,860,798)

Six Months Ended March 31, 2009 Compared to the Six Months Ended March 31, 2008

We recorded a net loss of $1,088,474 for the six months ended March 31, 2009 as compared to a net loss of $1,631,828 for the six months ended March 31, 2008. The decrease in net loss was primarily due to a decrease in development and engineering expenses, general and administrative expenses, and marketing and selling expenses between these two periods.

Development and engineering expenses decreased to $293,422 for the six months ended March 31, 2009 from $524,020 during the six months ended March 31, 2008, primarily due to a decrease in our operations between these two periods.

General and administrative expenses totaled $686,350 for the six months ended March 31, 2009 as compared to $841,674 for the six months ended March 31, 2008. This decrease was the result of fewer employees and lower professional fees.

Marketing and selling expenses totaled $30,432 for the six months ended March 31, 2009, as compared to $201,306 for the six months ended March 31, 2008.

Also included in the Company's net loss for the six months ended March 31, 2009 are license fees of $28,425 as compared to $53,245 for the six months ended March 31, 2008. This decrease was the result of not paying the annual license fees to LLNL in 2009.

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

We recorded a net loss of $563,035 for the three months ended March 31, 2009 as compared to a net loss of $794,604 for the three months ended March 31, 2008. The decrease in net loss was primarily due to a decrease in development and engineering expenses and general and administrative expenses between these two periods.

Development and engineering expenses decreased to $170,787 for the three months ended March 31, 2009 from $204,464 during the three months ended March 31, 2008, primarily due to a decrease in our operations between these two periods.

General and administrative expenses totaled $346,897 for the three months ended March 31, 2009 as compared to $510,693 for the three months ended March 31, 2008. This decrease was the result of fewer employees and lower professional fees.

Marketing and selling expenses totaled $14,954 for the three months ended March 31, 2009, as compared to $61,392 for the three months ended March 31, 2008.

Also included in the Company's net loss for the three months ended March 31, 2009 are license fees of $3,425 as compared to $28,245 for the three months ended March 31, 2008. This decrease was the result of not paying the annual license fees to LLNL in 2009.

Liquidity and Capital Resources

The following table sets forth our cash and working capital as of March 31, 2009 and September 30, 2008:

	As of March 31, 2009 (Unaudited)	As of September 30, 2008 (Audited)
Cash reserves	$1,325	$543,941
Working capital (deficit)	$(813,802)	$252,387

We must be able to raise additional working capital in order to have enough working capital to restart our various projects to then become a revenue generating company.

Going Concern

We currently have no sources of revenue to provide incoming cash flows to sustain future operations. Our ability to emerge from the development stage with respect to any planned principal business activity is dependent upon whether we are successful in efforts to enter into OEM joint venture agreements, to raise additional equity financing and generate revenue, cash flow and attain profitable operations. There can be no assurance that we will be able to complete any of the above objectives. In particular, if we are not able to raise additional capital, these objectives will not be met. These factors raise substantial doubt regarding our ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis, which implies that we will continue to realize assets and discharge liabilities in the normal course of business. As at March 31, 2009 we had accumulated losses of $22,860,798 since inception with $1,325 cash on hand and a $813,802 working capital deficit. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Net Cash Used In Operating Activities

Operating activities for the six months ended March 31, 2009 used cash of $512,580, compared to $1,389,235 for the six months ended March 31, 2008, which reflects our recurring losses. Operating activities have primarily used cash as a result of the development and engineering of our technology, marketing and trade shows and administrative and fund raising activities.

Net Cash Used In Investing Activities

Investing activities used $30,036 for the six months ended March 31, 2009, as compared to $122,833 for the six months ended March 31, 2008. This cash was used to purchase property and equipment.

Net Cash Provided by Financing Activities

As we have had virtually no revenues since inception, we have financed our operations primarily by using existing capital reserves, entering into settlements with debtors, obtaining debt financing and through private placements of our common shares. There was no activity in financing activities for the six months ended March 31, 2009 or for the six months ended March 31, 2008.

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

Variable Interest Entity

The Financial Accounting Standards Board ("FASB") finalized FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities-An Interpretation of ARB51" ("FIN46R") in December 2003. FIN46R expands the scope of ARB51 and can require consolidation of "variable interest entities" ("VIEs"). Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. On May 31, 2006 our inactive Canadian subsidiary, Power Air (Canada) Corp. was 50% owned by a Canadian resident individual and 50% owned by our Company. On June 1, 2006 this subsidiary became active and Power Air (Canada) Corp. began conducting scientific research and experimental development activities in Canada and will apply for Canadian Scientific Research and Experimental Development tax credits. We fund 100% of the expenditures and are at risk for 100% of its losses and as a result is the party with the controlling financial interest and the primary beneficiary. Power Air (Canada) Corp. has no other financing other than amounts received from our Company. As a result of the above, accumulated losses for the period from June 1, 2006 to March 31, 2009 of $1,922,312 been included in the consolidated financial statements.

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

Item 4.             Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Hak Jin Kim, our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of the end of the period covered by this report, based on his evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 and 15d-15.

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

As of March 31, 2009, we had cash on hand of $1,325 and a working capital deficit of $813,802. Our business plan calls for significant expenses in connection with the development of our ZAFC business and for the distribution of non-ZAFC powered products. Our capital requirements have been and will continue to be significant. We are dependant on financing coming into our Company in the near term to fund our research and development as well as other working capital requirements. There can be no assurance that such additional financing will be forthcoming or that it will result in sufficient capital for us to meet our expected working capital needs. Furthermore, in the event that our plans change, our assumptions change or prove inaccurate, or our capital resources prove to be insufficient to fund operations, we could be required to seek additional financing sooner than currently anticipated, or in greater amounts than is currently anticipated. Any inability to obtain additional financing when needed would have a material adverse effect on us, including possibly requiring us to significantly curtail or possibly cease our operations. In addition, any future equity financing may involve substantial dilution to our existing shareholders.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

In their report with respect to our audited financial statements for the period from inception to September 30, 2008, our auditors have expressed substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We have incurred operating losses totaling $22,860,798 since inception to March 31, 2009.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

Effective on May 12, 2009, we completed a non-brokered private placement pursuant to which we issued from treasury to five subscribers an aggregate of 13,000,000 units at a subscription price of $0.02 per unit for proceeds of $260,000. Each unit consists of one share of common stock and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase an additional share of common stock at an exercise price of $0.02 per share until May 12, 2011. We relied on exemptions from registration under the Securities Act provided by Regulation S with respect to each of the five subscribers, in each case based on representations and warranties provided by the subscribers in their respective subscription agreements entered into between each subscriber and our Company.

The net proceeds of the offering will be used for general working capital and corporate purposes.

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

10.8	Form of the Subscription Agreement between the Company and each of the purchasers for the April 2007 Note and the Equity Consideration Certificates(6)

10.9	Form of the $0.35 Unit Private Placement Subscription Agreement between the Company and each of the purchasers of the Units under the June 2007 Private Placement Offering(7)
10.10	Form of the Non-U.S. Share Purchase Warrant Certificate utilized with the June 2007 Private Placement Offering. (7)
10.11	Service Agreement dated July 16, 2007 between the Company and Elite Financial Communications Group, LLC regarding the Company's investor and media relations program(8)
10.12	Form of the $0.10 Unit Private Placement Subscription Agreement between the Company and the purchaser of the Units under the May 2008 Private Placement Offering(9)
10.13	Form of the Share Purchase Warrant Certificate utilized with the May 2008 Private Placement Offering(9)
10.14	Consulting Agreement between the Company and Minnie Wright(10)
21.1	Subsidiaries of the Company: Power Air Tech, Inc. (Delaware) (100%) Power Air (Canada) Corp. (British Columbia) (50%)
31.1	Certification of Chief Executive Officer and Chief Financial Officer. (filed herewith)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

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

POWER AIR CORPORATION

By:  "Hak Jin Kim"

Hak Jin Kim
President, Secretary, Chief Executive Officer, Chief Financial Officer and a director
Date: May 19, 2009