Form 10-Q
period 2009-06-30
POWER AIR CORP
filed 2009-08-19
CIK 1310261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐          TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number:        000-51256

POWER AIR CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	98-0433974
(State or other jurisdiction of incorporation or organization )	(I.R.S. Employer Identification No.)

Suite 125-9 Burbidge Street Coquitlam, British Columbia, Canada	V3K 7B2
(Address of principal executive offices)	(Zip Code)

(604) 468-7771
(Registrant's telephone number, including area code)

4777 Bennett Drive, Suite E, Livermore, CA 94551
(Former name, former address and formal fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                                                                                                              Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 94,453,675 shares of common stock as of August 17, 2009.

POWER AIR CORPORATION

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
June 30, 2009

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

PART I - FINANCIAL INFORMATION

Item 1.             Financial Statements

The following unaudited interim financial statements of Power Air Corporation (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

Power Air Corporation
(A Development Stage Company)
Consolidated Balance Sheets

	June 30, 2009 (Unaudited)	September 30, 2008

ASSETS

Current assets

Cash	$ 102,167	$ 543,941
Other current assets	26,013	107,516
Total current assets	128,180	651,457

Equipment (Note 2)	29,272	332,773
Total Assets	$ 157,452	$ 984,230

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities

Accounts payable (Notes 4 and 5)	$ 368,868	$ 93,303
Accrued liabilities (Note 5)	605,558	305,767

Total Current Liabilities	974,426	399,070

Stockholders' equity (deficit)

Common stock, 375,000,000 shares authorized, $0.001 par value;
94,453,675 and 81,453,675 shares issued and outstanding respectively(Note 3)	94,453	81,453
Additional paid-in capital	22,523,031	22,276,031
Deficit accumulated during the development stage	(23,434,458)	(21,772,324)

Total Stockholders' Equity (Deficit)	(816,974)	585,160

Total Liabilities and Stockholders' Equity	$ 157,452	$ 984,230

Commitments (Note 5)

Subsequent Event (Note 7)

The accompanying notes are an integral part of the consolidated financial statements

Power Air Corporation
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Nine Months Ended June 30, 2009	Nine Months Ended June 30, 2008	From October 15, 1997 (Date of Inception) to June 30, 2009

Revenues
Sales	$ -	$ -	$ 3,824	$ -	$ 3,824
Cost of goods sold	-	-	(3,074)	-	(3,074)
Gross Profit	-	-	750	-	750

Expenses

Depreciation and amortization	24,009	24,552	76,330	70,535	236,988
Development and engineering	(84,943)	288,097	208,479	812,117	5,586,891
General and administrative	141,342	564,470	827,692	1,406,144	11,494,606
License fees (Note 5)	25,000	26,377	78,425	79,622	624,409
Marketing and selling	-	51,729	30,432	253,035	1,654,691
Interest and finance fees	1,045	(3,835)	(681)	(38,235)	3,395,416
Obligation on abandoned leases (Note 5)	185,000	-	185,000	-	185,000
Write down of equipment (Note 2)	257,207	-	257,207	-	257,207

Total Expenses	(548,660)	951,390	1,662,884	2,583,218	23,435,208

Net Loss	$ (548,660)	$ (951,390)	$ (1,662,134)	$ (2,583,218)	$ (23,434,458)

Net Loss Per Share	0.00	(0.01)	(0.00)	(0.04)

Weighted Average Shares Outstanding	81,453,675	69,091,038	81,705,659	67,329,587

The accompanying notes are an integral part of the consolidated financial statements

Power Air Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended June 30, 2009	Nine Months Ended June 30, 2008	From October 15, 1997 (Date of Inception) to June 30, 2009

Operating Activities:

Net Loss	$ (1,662,134)	$ (2,583,218)	$ (23,199,458)

Adjustments to reconcile net loss to cash used in operating activities
Amortization of deferred financing costs	-	-	3,281,323
Amortization of property and equipment	76,330	70,535	236,987
Shares and warrants issued for consulting services	-	-	196,772
Shares issued for employee bonus	-	-	288,000
Stock based compensation	-	163,503	2,497,534
Expenses settled with issuance of common shares	-	34,897	2,195,114
Obligation on abandoned leases	185,000	-	185,000
Write down of equipment	257,207	-	257,207

Changes in operating assets and liabilities

Other current assets	81,503	8,273	(1,013)
Accounts payable and accrued liabilities	390,356	(68,629)	858,256

Net Cash Used in Operating Activities	(671,738)	(2,374,639)	(13,439,278)

Investing Activities:

Purchases of equipment	(30,036)	(130,451)	(523,466)

Net Cash Used in Investing Activities	(30,036)	(130,451)	(523,466)

Financing Activities:

Proceeds from related party loans	-	-	3,898,090
Repayment of related party loans	-	-	(157,094)
Proceeds from promissory notes	-	-	2,190,000
Repayment of promissory notes	-	-	(2,190,000)
Proceeds from issuance of common stock	260,000	1,500,000	10,979,926
Debt issuance costs	-	-	(357,317)
Deferred financing costs	-	-	(28,047)
Share issuance costs	-	-	(270,647)

Net Cash Provided by Financing Activities	260,000	1,500,000	14,064,911

Increase (decrease) in Cash	(441,774)	(1,005,090)	102,167

Cash, Beginning	543,941	2,260,326	-

Cash, Ending	$ 102,167	$ 1,255,,236	102,167

The accompanying notes are an integral part of the consolidated financial statements

Power Air Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2009

1.      Accounting Policies

a)      Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and in accordance with the rules and regulations of the Securities and Exchange Commission. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2008 included in the Company's Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

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

c)      Recent Accounting Pronouncements

In June 2009, the FASB issued FAS No. 165 " Subsequent Events"  ("FAS 165"). FAS 165 requires companies to recognize in the financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued.  Companies are not permitted to recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued. Some nonrecognized subsequent events must be disclosed to keep the financial statements from being misleading.  For such events a company must disclose the nature of the event, an estimate of its financial effect, or a statement that such an estimate cannot be made. This Statement applies prospectively for interim or annual financial periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on the Company's results of operations and financial position.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles -- a replacement of FASB Statement No. 162 ("SFAS 168"). Upon its adoption, the FASB Accounting Standards Codification (the "Codification") will become the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. Following SFAS 168, the FASB will not issue new accounting standards in the form of FASB Statements, FASB Staff Positions, or Emerging Issues Task Force abstracts. SFAS 168 will also modify the existing hierarchy of GAAP to include only two levels -- authoritative and non-authoritative. SFAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, and early adoption is not permitted. The Company does not believe that the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

Power Air Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2009

2.      Equipment
	Cost	Accumulated Depreciation	Net Carrying Value June 30, 2009	Net Carrying Value September 30, 2008

Computer hardware	$ 52,748	$ 30,526	$ 22,222	$ 28,322
Computer software	14,199	7,149	7,050	9,186
Furniture, equipment and machinery	-	-	-	249,053
Leasehold improvements	-	-	-	46,212

	$ 66,947	$ 37,675	$ 29,272	$ 332,773

During the quarter, the Company closed its Livermore office. The Company transferred all computer hardware and software to the office in Canada, which resulted in write down of equipment for $257,207.

3.      Share capital

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

4.      Related Party Transactions and Balances

Director fees of $25,000 (2008-$30,000), and management fees of $12,105 (2008-$nil) paid to a company controlled by an officer of the Company were charged to operations. Unpaid director's fees of $80,833 are due to current and former directors at June 30, 2009 (September 30, 2008 - $43,333), which was included in accounts payable and accrued liabilities as at June 30, 2009.

5.      Commitments

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

As at February 28, 2009, the annual royalty payment of $100,000 was not made but the Company has not received notice of default. The Company is negotiating a new agreement with the Lawrence Livermore National Laboratory. As at June 30, 2009, $50,000 license fees for the calendar year of 2009 was recorded in accounts payable.

Power Air Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2009

5.      Commitments, cont.

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

As at June 30, 2009, the Company accrued $185,000 as an obligation after the Company moved out of the above units.

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

Power Air Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2009

5.      Commitments

e)      The Company entered into an agreement with Elite Financial Communications Group, LLC ("Elite") to manage all aspects of the Company's investor and media relations program. The Company paid a management fee to Elite in the amount of $21,000 for the period July 1, 2007 to September 30, 2007, and paid a monthly amount of $8,500 for the period October 1 to December 31, 2007. Thereafter a monthly amount of $10,000 was payable. The Company ended its agreement with Elite in November 2008. Elite also received warrants to purchase up to 150,000 common shares at $0.45 per share vesting on July 16, 2007, and the right to acquire an additional 150,000 common shares vesting on January 13, 2008 at $0.60 per share. These warrants were issued on May 21, 2008 and will expire July 16, 2009. The fair value of the warrants were determined pursuant to the Black-Scholes option pricing model using the following input variables: fair value of stock price on grant date - $0.32; exercise price - $0.45; expected life - 2 years; volatility - 111%; annual expected dividends - nil; risk-free interest rate - 4.87%; and fair value of stock price on grant date - $0.20; exercise price - $0.60; expected life - 1.5 years; volatility - 130%; annual expected dividends - nil; risk-free interest rate - 2.58%. The resulting values were recorded as $24,587 and $10,310 respectively for a total of $34,897. The warrants expired on July 16, 2009 without exercise.

f)      On November 3, 2007 the Company signed a Collaborative Development Agreement (CDA) with the National Research Council of Canada (NRC) with an effective date of January 1, 2008, expiring December 31, 2009. Under the terms of the CDA, the Company and NRC will develop an optimal non-noble catalyst, a support structure for the catalyst and a low cost process suited to mass production of the related air cathodes. The Company will have the exclusive right to commercially exploit the Intellectual Property arising from this collaboration in relation to Zinc Air-based energy systems and the first right of refusal in fields of use other than Zinc Air-based energy systems. The Company is committed to pay NRC Cdn$256,840 over 18 months for services in 4 equal payments of Cdn$64,210 starting January 1, 2008. Both parties will review progress after 12 months to determine if results are promising enough to warrant continuation. In June, 2008, the Company announced that the NRC Industrial Research Assistance Program (IRAP) had granted the Company a Cdn$365,000 funding contribution towards a CDA with the NRC Institute for Fuel Cell Innovation (IFCI) to develop a proprietary Air Cathode suitable for use in Zinc Air based energy systems. This funding will be in the form of reimbursement of costs incurred by the Company. As of June 30, 2009, the Company had received reimbursements in the amount of approximately Cdn$66,000.

As at June 30, 2009, the Company included $61,873 (September 30 2008: $nil) in accounts payable for the outstanding invoice received from the NRC.

Effective August 1, 2009, the Company and NRC have mutually terminated this agreement, and are currently negotiating a new collaboration agreement.

6.      Development and engineering expense

In March 2008, the Company's Canadian subsidiary, Power Air (Canada) Corp, ("Power Air Canada"), applied for and received SR&ED Investment Tax Credits from the Canadian federal government in the amount of $186,222 (Cdn$187,972). The Company paid $39,664 (Cdn$40,037) to a third party as consulting fees associated with processing these claims. In June 2009, Power Air Canada received $89,483 (Cdn$103,458) from Canadian federal government as SR& ED Investment Tax Credits for the year ended September 30, 2008. At September 30, 2008, $249,260 (Cdn$289,905) was recorded as an accrued liability due to uncertainty regarding future potential audits by the Canadian Revenue Agency.

7.      Subsequent Event

In July 2009, the Company received $80,000 advance from a major shareholder with no specific term of repayment.

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the nine months ended June 30, 2009 and 2008 should be read in conjunction with our unaudited interim financial statements and related notes for the nine months ended June 30, 2009 and 2008. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth below under the heading "Risk Factors".

Our Corporate History

Our Company was formed under the laws of the State of Nevada on August 26, 2004 under the name "Fortune Partners, Inc." By an amendment to our Articles of Incorporation we changed our name to "Power Air Corporation" effective on December 22, 2005.

Our principal business offices are located at Suite 125-9 Burbidge Street, Coquitlam, British Columbia, Canada, V3K 7B2. Our telephone number is (604) 468-7771.

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

Our working capital at June 30, 2009 is not sufficient to enable us to complete the design and testing of engineering prototypes, the design of manufacturing prototypes, and the commercial release of our first consumer products. Our ability to complete this work, as well as the certification and pilot production of commercial Z Series products, will require that we obtain additional equity financing. We intend to raise additional equity financing to continue our technology and product development projects, to fund the manufacturing and packaging of our initial Z Series inventories, to test and certify our auxiliary power packs, and to expand our engineering and sales/marketing headcount. However, we do not currently have such financing in place. If the Company is not able to raise additional capital, our continuing operations will be delayed and/or discontinued.

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

National Research Council of Canada's Institute for Fuel Cell Innovation

We have also established a Canadian subsidiary, Power Air (Canada) Corporation. On March 31, 2007 our Canadian subsidiary extended a premises lease for office and laboratory space at the National Research Council of Canada's Institute for Fuel Cell Innovation (NRC-IFCI) in Vancouver, British Columbia, Canada. The NRC-IFCI is widely considered to have the world's most advanced cluster of companies and organizations focused on fuel cell technologies. The lease was renewed on April 1, 2008 and expired on March 31, 2009.

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

  Introduction:                       $1000 - $1200 per kW

  Market Penetration:            $800 - $1000 per kW

  Mass Market:                      $600 - $800 per kW

Employees

As of June 30, 2009, we had two part-time employees.

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

Subject to the receipt of sufficient financing, we plan to spend approximately $3 million over the next twelve months in carrying out our plan of operations. As at June 30, 2009, we had cash of $102,167 and a working capital deficit of $846,246. As such, we will need significant financing to pursue our plan of operations. We intend to raise additional equity financing to continue our technology and product development projects, to fund the manufacturing and packaging of our initial ZPAC inventories, to test and certify our ZPACs, and to expand our engineering and sales/marketing headcount. However, we do not currently have such financing in place and there is no assurance we will be able to obtain sufficient financing.

Results of Operations

The following sets table sets out our consolidated losses for the periods indicated:
	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Nine Months Ended June 30, 2009	Nine Months Ended June 30, 2008	From October 15, 1997 (Date of Inception) to June 30, 2009

Revenues
Sales	$ -	$ -	$ 3,824	$ -	$ 3,824
Cost of goods sold	-	-	(3,074)	-	(3,074)
Gross Profit	-	-	750	-	750

Expenses

Depreciation and amortization	24,009	24,552	76,330	70,535	236,988
Development and engineering	(84,943)	288,097	208,479	812,117	5,586,891
General and administrative	141,342	564,470	827,692	1,406,144	11,494,606
License fees	25,000	26,377	78,425	79,622	624,409
Marketing and selling	-	51,729	30,432	253,035	1,654,691
Interest and finance fees	1,045	(3,835)	(681)	(38,235)	3,395,416
Obligation on abandoned leases	185,000	-	185,000	-	185,000
Write down of equipment	257,207	-	257,207	(38,235)	257,207

Total Expenses	(548,660)	951,390	1,662,884	2,583,218	23,435,208

Net Loss	$ (548,660)	$ (951,390)	$ (1,662,884)	$ (2,583,218)	$ (23,434,458)

Nine Months Ended June 30, 2009 Compared to the Nine Months Ended June 30, 2008

We recorded a net loss of $1,662,884 for the nine months ended June 30, 2009 as compared to a net loss of $2,583,218 for the nine months ended June 30, 2008. The decrease in net loss was primarily due to a decrease in development and engineering expenses, general and administrative expenses, and marketing and selling expenses between these two periods.

Development and engineering expenses decreased to $208,479 for the nine months ended June 30, 2009 from $812,117 during the nine months ended June 30, 2008, primarily due to a decrease in our operations between these two periods.

General and administrative expenses totaled $827,692 for the nine months ended June 30, 2009 as compared to $1,406,144 for the nine months ended June 30, 2008. This decrease was the result of fewer employees and lower professional fees.

Marketing and selling expenses totaled $30,432 for the nine months ended June 30, 2009, as compared to $253,035 for the nine months ended June 30, 2008.

Also included in the Company's net loss for the nine months ended June 30, 2009 are license fees of $78,425 as compared to $79,622 for the nine months ended June 30, 2008.

During the nine months ended June 30, 2008, the Company closed its Livermore office, which resulted in the recording of an obligation on abandoned lease of $185,000 for the nine months ended June 30, 3009 (2008 - $nil). The Company transferred all computer hardware and software to the office in Canada, which resulted in write down of equipment for $257,207 during the nine months ended June 30, 2009 (2008 - $nil).

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

We recorded a net loss of $548,660 for the three months ended June 30, 2009 as compared to a net loss of $951,390 for the three months ended June 30, 2008. The decrease in net loss was primarily due to a decrease in development and engineering expenses, general and administrative expenses, and marketing and selling expenses between these two periods.

We recorded a credit of $84,640 with respect to development and engineering expenses for the three months ended June 30, 2009 due to a reversal of a payable to the National Research Council of Canada (NRC) during this period, as compared to $288,097 in development and engineering expenses incurred during the three months ended June 30, 2008.

General and administrative expenses totaled $141,342 for the three months ended June 30, 2009 as compared to $564,470 for the three months ended June 30, 2008. This decrease was the result of fewer employees and lower professional fees.

Marketing and selling expenses totaled $nil for the three months ended June 30, 2009, as compared to $51,729 for the three months ended June 30, 2008.

License fees were $25,000 for the three months ended June 30, 2009, as compared to $26,377 for the three months ended June 30, 2008.

During the three months ended June 30, 2008, the Company closed its Livermore office which resulted in the recording of an obligation on abandoned lease of $185,000 for the nine months ended June 30, 3009 (2008 - $nil). The Company transferred all computer hardware and software to the office in Canada, which resulted in write down of equipment for $257,207 during the nine months ended June 30, 2009 (2008 - $nil).

Liquidity and Capital Resources

The following table sets forth our cash and working capital as of June 30, 2009 and September 30, 2008:

	As of June 30, 2009 (Unaudited)	As of September 30, 2008 (Audited)
Cash reserves	$102,167	$543,941
Working capital (deficit)	$(846,246)	$252,387

We must be able to raise additional working capital in order to have enough working capital to restart our various projects to then become a revenue generating company.

Going Concern

We currently have no sources of revenue to provide incoming cash flows to sustain future operations. Our ability to emerge from the development stage with respect to any planned principal business activity is dependent upon whether we are successful in efforts to enter into OEM joint venture agreements, to raise additional equity financing and generate revenue, cash flow and attain profitable operations. There can be no assurance that we will be able to complete any of the above objectives. In particular, if we are not able to raise additional capital, these objectives will not be met. These factors raise substantial doubt regarding our ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis, which implies that we will continue to realize assets and discharge liabilities in the normal course of business. As at June 30, 2009 we had accumulated losses of $23,434,458 since inception with $102,167 cash on hand and a $846,246 working capital deficit. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Net Cash Used In Operating Activities

Operating activities for the nine months ended June 30, 2009 used cash of $671,738, compared to $2,374,639 for the nine months ended June 30, 2008, which reflects our recurring losses. Operating activities have primarily used cash as a result of the development and engineering of our technology, marketing and trade shows and administrative and fund raising activities.

Net Cash Used In Investing Activities

Investing activities used $30,036 for the nine months ended June 30, 2009, as compared to $130,451 for the nine months ended June 30, 2008. This cash was used to purchase property and equipment.

Net Cash Provided by Financing Activities

As we have had virtually no revenues since inception, we have financed our operations primarily by using existing capital reserves, entering into settlements with debtors, obtaining debt financing and through private placements of our common shares. Net cash provided by financing activities during the nine months ended June 30, 2009 was $260,000, as compared to $1,500,000 during the nine months ended June 30, 2008, in each case as a result of proceeds from the issuance of our common stock.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued FAS No. 165 " Subsequent Events"  ("FAS 165"). FAS 165 requires companies to recognize in the financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued.  Companies are not permitted to recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued. Some nonrecognized subsequent events must be disclosed to keep the financial statements from being misleading.  For such events a company must disclose the nature of the event, an estimate of its financial effect, or a statement that such an estimate cannot be made. This Statement applies prospectively for interim or annual financial periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on the Company's results of operations and financial position.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles -- a replacement of FASB Statement No. 162 ("SFAS 168"). Upon its adoption, the FASB Accounting Standards Codification (the "Codification") will become the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. Following SFAS 168, the FASB will not issue new accounting standards in the form of FASB Statements, FASB Staff Positions, or Emerging Issues Task Force abstracts. SFAS 168 will also modify the existing hierarchy of GAAP to include only two levels -- authoritative and non-authoritative. SFAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, and early adoption is not permitted. The Company does not believe that the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

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

As of June 30, 2009, we had cash on hand of $102,167 and a working capital deficit of $846,246. Our business plan calls for significant expenses in connection with the development of our ZAFC business and for the distribution of non-ZAFC powered products. Our capital requirements have been and will continue to be significant. We are dependant on financing coming into our Company in the near term to fund our research and development as well as other working capital requirements. There can be no assurance that such additional financing will be forthcoming or that it will result in sufficient capital for us to meet our expected working capital needs. Furthermore, in the event that our plans change, our assumptions change or prove inaccurate, or our capital resources prove to be insufficient to fund operations, we could be required to seek additional financing sooner than currently anticipated, or in greater amounts than is currently anticipated. Any inability to obtain additional financing when needed would have a material adverse effect on us, including possibly requiring us to significantly curtail or possibly cease our operations. In addition, any future equity financing may involve substantial dilution to our existing shareholders.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

In their report with respect to our audited financial statements for the period from inception to September 30, 2008, our auditors have expressed substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We have incurred net operating losses totaling $23,434,458 since inception to June 30, 2009.

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

POWER AIR CORPORATION

By:  /s/ Hak Jin Kim

Hak Jin Kim
President, Secretary, Chief Executive Officer, Chief Financial Officer and a director
Date: August 18, 2009