Form 10-K
period 2009-09-30
POWER AIR CORP
filed 2010-01-13
CIK 1310261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended September 30, 2009

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to ________________.

Commission file number 000-51256

POWER AIR CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	98-0433974
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

Suite 125-9 Burbidge Street, Coquitlam British Columbia, Canada	V3K 7B2
(Address of Principal Executive Offices)	(Zip Code)

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
Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☐ (do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the registrant's common equity was last sold, as of March 31, 2009, (the last day of the registrant's most recently completed second fiscal quarter) was approximately $4,667,768.

The registrant had 14,470,378 shares of common stock outstanding as of January 11, 2010.

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

TABLE OF CONTENTS

__________

PART I

ITEM 1.             BUSINESS

Name and Incorporation

Our Company was formed under the laws of the State of Nevada on August 26, 2004 under the name "Fortune Partners, Inc." By an amendment to our Articles of Incorporation we changed our name to "Power Air Corporation" effective on December 22, 2005.

Our principal business offices are located at 9 Burbidge Street, Suite 125, Coquitlam, British Columbia, Canada, V3K 7B2. Our telephone number is (604) 468-7771 and our facsimile number is (604) 468-7772.

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

Our Business

Until recently, we held the exclusive world-wide license for the development and commercialization of the zinc air fuel cell ("ZAFC") technology developed through an extensive joint collaboration effort with Lawrence Livermore National Laboratory ("LNLL") and the United States Department of Energy ("DOE"). We also held exclusive world-wide rights to a second LLNL patent pertaining to a low-cost process for recovering zinc and converting it to pellet form for reuse in the ZAFC system. LLNL is a leading United States Government research and development facility located in Livermore, California. Our agreement with LLNS terminated on November 3, 2009. Since then we have developed new, next generation ZAFC designs.

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

Our objective is to commercialize the ZAFC technology to the stage where the technology can be incorporated into ZAFC products that can be manufactured and sold or leased for use as the power supply for commercial applications. We have completed initial development work on prototype zinc air fuel cells incorporating our technology. We plan to continue this development work in order to develop products incorporating our ZAFC technology that can be commercially marketed to consumers and businesses. In pursing this objective, we plan to undertake strategic relationships with original equipment manufacturers ("OEMs") who would incorporate our ZAFC technology into fuel cell powered products to be manufactured and sold by the OEM. As well, we plan to develop and design end-user commercial products that will be manufactured by third party contract manufacturers, and marketed and distributed by Power Air directly.

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

We anticipate that our working capital at September 30, 2009 combined with a financing that is anticipated to close during the first quarter of calendar 2010, will be sufficient to enable us to complete the design and testing of engineering prototypes. Our ability to complete the certification and pilot production of commercial ZAFC generators will require that we obtain additional equity financing. We intend to raise additional equity financing to continue our technology and product development projects, to fund the manufacturing and packaging of our initial ZAFC Series inventories, to test and certify our auxiliary power packs, and to expand our engineering and sales/marketing headcount. However, we do not currently have such financing in place.

Our long-term goal is to be a commercially viable fuel cell company, powering low cost, silent, zero emission fuel cell based products developed with OEM partners for portable, stationary, light mobility and transportation markets. However, we have not yet completed the development of any products incorporating our ZAFC fuel cell technology that can be commercially marketed and sold. Further, we have not achieved any revenues to date and we are currently considered a development stage company. We anticipate achieving initial product revenues beginning in the fourth quarter of calendar 2010, and growing over the 2011 and 2012 calendar years, although there is no guarantee that we will achieve these results. We will require substantial additional financing for us to achieve our business objectives.

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

  Grid replacement and "peaker" products.

  Fuel cell automobiles

  Large and Heavy Vehicles - e.g. Buses

Our Fuel Cell Technology

Until recently, we held rights to the ZAFC technology pursuant to a limited exclusive patent license agreement between Power Air Tech and Lawrence Livermore National Security, LLC ("LLNS") dated October 15, 2007 (the "License Agreement"). Under the terms of the License Agreement, LLNS granted to Power Air Tech an exclusive, non-transferable, royalty-bearing license to make, use, sell, offer for sale and import products that incorporate the licensed patents in the United States and worldwide where the patent rights to the technology exist. The license rights were limited to a "field of use" described as the zinc air fuel technology for stationary and mobile applications. LLNS also granted to Power Air Tech the right to issue royalty-bearing sublicenses to third parties to the zinc air fuel technology for stationary and mobile applications. Our agreement with LLNS terminated on November 3, 2009. Since then we have developed new, next generation ZAFC designs. We have a patent pending with respect to this new design, as follows:

United States and Canada Patent Pending

Invention Disclosure Number	Patent Number	Title	Inventors	Issue Date
5334	P5910005/4	Electrolyte Management in Zinc / Air Systems	Gregory Roberts / Rehmanji Irfan	Pending

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

Power Air Corp engineers achieved significant breakthroughs in the designing of a new, second generation ZAFC which we believe will patentable by Power Air Corp. The current, self-feeding design incorporates a hopper from which the zinc pellets, less than one millimeter in size, feed through a restricted opening into a cell to react with the flowing electrolyte during operation. The size of the lightweight fuel cell stack determines power (measured in kilowatts); the electrolyte reserve tank (together with the amount of zinc in the hopper) determines the total energy capacity (measured in kilowatt-hours) and operational cycle of the device.

The ZAFC Stack

The zinc-air fuel cell is constructed in a modular form of unit cells known as a ZAFC stack. The ZAFC stack forms the base platform component of our planned products. The ZAFC stack incorporates individual unit cells into a stack of fuel cells in a configuration that will enable us to specifically design, engineer, and package and brand a range of products that can be targeted at a range of applications suitable for the customers' requirements. By designing and incorporating ZAFC stacks into our products, we will be able to provide customized power/energy requirements.

The ZAFC stack is constructed in a modular form of unit cells, each of which is made up of a hopper, a self-feeding galvanic cell with air and refueling ports. The hoppers in each cell act as buffers to protect the air electrodes during refueling and handling. The cells are joined or molded together in a fuel stack module that is connected to an electrolyte storage tank that contains the electrolyte and discharge products. Each cell contains a lightweight plastic frame, a current collector, and a paper-thin air electrode. The plastic frame extends upwards to create a hopper which can hold additional zinc pellets that are fed into the cell as the zinc is used up in the cell. The lightweight cells generate the power from the ZAFC stack. The size of the lightweight fuel cell stack determines power (measured in kilowatts); and the electrolyte reserve tank (together with the amount of zinc in the hopper) determines, the total energy capacity (measured in kilowatt-hours) and operational cycle of the device.

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

In operation zinc pellets are pushed along the base of horizontal fill tubes by the flowing electrolyte. The zinc pellets flow through slots to load each individual cell situated above the reaction cell.

The very narrow cell openings allow the particles to feed informally into the cell to form an open, loosely packed structure, which permits the oxidation of the zinc and easy flow of electrolyte. The electrolyte flows upward through the cell and hopper to remove heat and reaction by products.

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

  Technology Safety Issues. Products incorporating our ZAFC technology will not face the safety, distribution, storage and sitting issues inherent in competing technologies, such as PEM fuel cells and generators that rely on flammable and explosive fuel types such as hydrogen or gasoline.

Development of our Zinc Air Fuel Cell Technology

Historical Development

Our ZAFC technology development started with a joint collaboration effort between Lawrence Livermore National Laboratory (LLNL) and the United States Department of Energy. LLNL is a leading United States Government research and development facility located in Livermore, California. LLNL created the ZAFC using internal support and additional support from the International Lead Zinc Research Organization and the U.S. Department of Energy. Prior to September 30, 2005, over $6.0 million had been invested in the technology. From 1992 to 1997, LLNL and the DOE spent over $1 million on the original research concept and development of the ZAFC. Between 1998 and 2005, our now largest shareholders invested a further $5 million to bring the ZAFC to the prototype level. In the fiscal years ended September 30, 2006, 2007 and 2008, approximately $772,000, $1,316,000 and $1,352,000 was spent, respectively, in the development, engineering and testing of the technology. In our fiscal year ended September 30, 2009, we spent approximately $251,000 the further development, engineering and testing of this technology.

Current State of Development

The following development of the technology and product concepts for ZAFC has been ongoing or completed to date:
Phase	Description	Development Work Completed by:	Dates Work Completed
0	Initial Development of Zinc Air unit	LLNL, the Department of Energy and the International Lead Zinc Research Organization	1995
1	Patenting of cell design	LLNL	1995 and 1996
2	Experimentation with various air cathodes and sealants	LLNL and PAT	1998
3	Completion of multi-cell ZAFC unit for demonstration	LLNL and PAT	2000
4	Proof of Power Curve - successful testing of ZAFC	LLNL, PAT and Argonne National Laboratories	2001
5	Product Concept - ZAFC-based Emergency Backup Generator	Power Air Corporation	2006 / Q3
6	Program Concept - ZAFC-based Emergency Backup Generator	Power Air Corporation	Ongoing
7	New 2nd &3rd generation of ZAFCs	Power Air Corporation	2009 / Q4 ~ On Going
8	Manufactured Catalysts for Air Cathode	Power Air Corporation	2009 / Q4~ On Going
9	Inventing Catalysts & Air Cathode Testers	Power Air Corporation	2009 / Q4
10	Developing Electrolyte filtering systems	Power Air Corporation	2009 / Q4~ On Going

As a result of the completion of this development work, we have developed and configured initial prototypes based on individual ZAFC cell stacks (with an electrolyte storage tank to form a six-cell or twelve-cell basic unit). We have established in principal that a single cell can be configured with off-the-shelf electronics to provide 5V output at up to 2W and with a 40Wh capacity. In addition, stacks of six or twelve full-size ZAFC cells can be linked together (or scaled) to provide the desired power and energy capacity for a particular application. We have not experienced any adverse chemical or electrical side-effects as a result of combining fuel cells into stacks; however, we plan to continue testing and monitoring of these issues as we proceed with further development.

ZAFC Portable Emergency Generator

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

We plan to complete the following development work in order to achieve this objective:
Phase	Description of Development Phase	Description of Development Work	Planned Timing
11	Program Concept

We plan to complete the matching of engineering requirements and performance on key areas including electrolyte capacity and air cathode life - in parallel market opportunities with less stringent requirements will be evaluated and pursued if attractive

2010 / Q1
12	Engineering Prototype	With input of an OEM, we plan to complete the design, manufacture and testing of an engineering prototype incorporating our ZAFC fuel cell technology	2010 / Q3
13	Engineering Verification	This phase will consist of further construction and field testing of engineering prototypes	2010 / Q4
14	Manufacturing Prototype	With input from a manufacturing partner, we plan to design a commercial product with product design freeze and quality plan	2010 / Q4
15	Manufacturing Verification	This phase will consist of the construction and beta testing of manufacturing prototypes and completion of plan for launching the product into the market-place (Certification-UL/ CSA)	2011 / Q1
16	Pilot Production	This phase will consist of manufacturing pilot units of the product and confirmation that our initial required cost and quality targets have been met	2011 / Q2
17	Develop 5KW Generator	This phase will consist of R&D and manufacturing 5KW Generator	2011 / Q4
18	Develop 20KW Generator	This phase will consist of R&D and manufacturing of 20KW Generator that can be incorporate into electric vehicle.	2012 / Q4

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

At the end of 2009, we developed and manufactured our own catalyst that we believe is an improvement over what is currently available on the market. Over the next few months, we intend to test and collaborate with a Gas Diffusion Layer (GDL) manufacturer to create custom air cathode for our specific needs.

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

Development, Engineering and Testing Facilities

In the third quarter of 2009, we moved our primary research and development facility to Vancouver, B.C., Canada from Livermore, California. We believe that we will have access to a very talented pool of engineers at greater value in Vancouver. This facility accommodates personnel required to implement the application design, development and commercialization phases of the ZAFC system. We plan to carry out the majority of our development and engineering work at our Vancouver facility.

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

Marketing & Sales

We plan to focus on delivering ZAFC based products and systems to the market in collaboration with OEMs and/or contract manufacturers. Our plan is to identify and enter into strategic relationships with OEMs and/or contract manufacturers that are interested in pursuing the commercialization of products incorporating our ZAFC technology. Partnering is expected to reduce the time required to commercialize our technology as it offers the ability to:

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

For the ZAFC products, we plan to support the OEM systems integration, product development, codes and standards, and testing activities and participate with OEMs in end-user field trials.

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

We also plan to develop market awareness for the ZAFC through identifiable brand imaging by introducing our new logo (with or without text) on all systems, similar to "INTEL inside".

We plan to focus our marketing efforts on establishing relationships with major organizations, and we intend to pursue a Business 2 Business approach and target trade press in order to promote these relationships. We also plan to promote our technology via press releases and editorial write-ups in trade publications. We anticipate that the primary promotional and marketing effort will be performed in conjunction with our OEM, contract manufacturer, distributor, and zinc strategic partners.

Patents and Licenses

Power Air Corporation will not patent any patentable technologies until we are ready to commercialize our products. We have one patent that is pending in the USA and in Canada. Also, we have identified several additional patentable designs in the course of developing our core ZAFC technology and are in the process of filing additional provisional patent applications, but there can be no assurance that any of these provisional patents will be issued or that the provisional patent applications will not be challenged.

Government Approvals

One of our objectives will be to establish relationships with relevant regulators, government and industry agencies in regard to the endorsement of our technology and products. In particular, we plan to seek to align our technology and products in order to qualify for grants and assistance programs directed at end-users wishing to adopt clean power alternatives.

Government Regulation

If we are to introduce products incorporating our ZAFC designs into the marketplace, we will have to obtain Underwriters Laboratory and/or CSA International certifications for North America, and CE certifications for Europe and Asia prior to being able ship or install any product. Accordingly, we plan to design all products that we develop so that they will be able to pass all major certifications (North America, Europe, Asia) with the same design. The expense associated with this government regulatory compliance will be incorporated into the costs for the design and development of our products.

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

  Introduction:                      $1000 - $1200 per kW

  Market Penetration:           $800 - $1000 per kW

  Mass Market:                     $600 - $800 per kW

Employees

As of September 30, 2009, we had nine full-time employees and one part-time employee.

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

As of September 30, 2009, we had cash on hand of $424,235 and a working capital deficit of $928,326. Our business plan calls for significant expenses in connection with the development of our ZAFC business. Our capital requirements have been and will continue to be significant. We will be dependent on future financing to fund our research and development as well as other working capital requirements. There can be no assurance that such additional financing will be forthcoming or that it will result in sufficient capital for us to meet our expected working capital needs. Furthermore, in the event that our plans change or our assumptions change or prove inaccurate, we could be required to seek additional financing in greater amounts than is currently anticipated. Any inability to obtain additional financing when needed would have a material adverse effect on us, including possibly requiring us to significantly curtail or possibly cease our operations. In addition, any future equity financing may involve substantial dilution to our existing shareholders.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our audited financial statements for the period from inception to September 30, 2009 have been prepared assuming that we will continue as a going concern. Our auditors have expressed substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We have incurred a net loss totaling $23,440,736 since inception to September 30, 2009.

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

We have never earned revenues and we have never been profitable. There can be no assurance that we will effectively execute our business plan or manage any growth of our business, or that our future operating and financial forecast will be met. Future development and operating results will depend on many factors, including access to adequate capital, the completion and regulatory approval of marketable products, the demand for our products, the level of product and price competition, our success in setting up and expanding distribution channels and whether we can control costs. Many of these factors are beyond our control. In addition, our future prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a new business in our industry, which is characterized by intense competition, rapid technological change, highly litigious competitors, potential product liability and significant regulation. If we are unable to address these matters, or any of them, then we may not be able to successfully implement our business plan for the commercialization of our ZAFC fuel cell technology and achieve revenues or profitability.

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

To successfully commercialize our ZAFC fuel cell technology, we must develop, either ourselves or through OEMs and/or contract manufacturers with whom we may enter into strategic relationships, the ability to manufacture our products in quantities in compliance with regulatory requirements and at an acceptable cost. We have no long-term experience in manufacturing products and could experience difficulties in development or manufacturing that could impair our ability to successfully commercialize products incorporating our ZAFC fuel cell technology. Moreover, there can be no assurance that we or OEMs and/or contract manufacturers with whom we may enter into strategic relationships will be successful in scaling up manufacturing operations sufficient to produce our products in sufficient volume and at acceptable manufacturing costs to generate market acceptance.

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

The markets in which we intend to operate are dominated by several large firms with established products, and our success will be dependent upon acceptance of our products by the market as reliable, safe and cost-effective power solutions. It may be difficult or impossible for us to achieve such acceptance of our products in view of competitive market conditions. Many of our competitors have substantial financial resources, customer bases, manufacturing, marketing and sales capabilities, and businesses or other resources, which give them significant competitive advantages over us. Thus it is likely that they will be quicker to market than we will, with products that will compete with our products, should our products be successfully approved and commercialized. Moreover, even if we successfully bring our products to market ahead of our projected competitors, established competitors may be able to quickly bring products to market that would compete. In addition, the market is subject to constant introduction of new products and designs. Market acceptance of our products may be influenced by new products or technologies that come to market, which could render our products obsolete or prohibitively expensive. If we are unable to address these matters, or any of them, then our products may not be able to compete in the marketplace with products offered by competitors and we may not be able to achieve significant revenues or profitability.

Because we may not be able to obtain patents for the products and processes we are currently developing and testing, we may not be able to protect our intellectual property rights.

Our success will depend in part on whether we can obtain patent protection for our products and processes, preserve trade secrets and proprietary technology and operate without infringing upon patent or other proprietary rights of third parties. We cannot provide any assurance that we will be able to achieve any future patent protection for our technology. Established companies in our industry generally are aggressive in attempts to block new entrants to their markets, and may allege that our products, if successfully developed, interfere with the intellectual property rights of these companies. Our success will depend on our products not infringing patents that belong to others. Furthermore, the validity and breadth of claims in technology patents involve complex legal and factual questions and, therefore, are highly uncertain. Even if we are successful in obtaining patents for our technology there can be no assurance that we will be able to successfully assert our patents against competing products.

Moreover, patents are subject to complex factual and legal issues that may give rise to uncertainty as to the validity, scope and enforceability of a particular patent. Particularly, we cannot assure you that any of our pending or future patent applications will be issued with the breadth of claim coverage sought by us, if issued at all.

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

Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing, marketing and sale of our proposed products. While we will take precautions that we deem to be appropriate to avoid product liability suits against us, there can be no assurance that we will be able to avoid significant product liability exposure. Product liability insurance for our industry is generally expensive; to the extent it is available at all. We have not yet sought to obtain product liability coverage. We intend to obtain such coverage when it is apparent that our products will be marketable. There can be no assurance that we will be able to obtain such coverage on acceptable terms, or that any insurance policy will provide adequate protection against potential claims. A successful product liability claim brought against us may exceed any insurance coverage secured by us and could require us to pay a judgment or settlement amount that is substantial in terms of our available financial and capital resources.

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

ITEM 1B.           UNRESOLVED STAFF COMMENTS

None.

ITEM 2.             PROPERTIES

On July 1, 2009, we entered into a long-term office and laboratory premises lease in Coquitlam, British Columbia, Canada. The term commences on October 1, 2009 and is for 36 months expiring September 30, 2012. The monthly base rent effective October 1, 2009 is CDN$5,591 per month.

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

PART II

ITEM 5.             MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares of common stock were quoted for trading on the OTC Bulletin Board under the symbol "PWAC.OB" in June 2005. On September 30, 2009, we effected a 1 for 10 reverse stock split and our symbol was changed to "PWAZ.OB". The market for our common stock is limited, volatile and sporadic. The following table sets forth the high and low bid prices relating to our common stock for the periods indicated. The information is based on post-reverse split prices. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended	High Bid	Low Bid
September 30, 2009	$1.19	$0.27
June 30, 2009	$0.80	$0.20
March 31, 2009	$2.20	$0.60
December 31, 2008	$2.40	$0.60
September 30, 2008	$1.80	$0.80
June 30, 2008	$1.80	$0.90
March 31, 2008	$2.20	$0.70
December 31, 2007	$3.10	$1.60

Holders

As of January 11, 2010, we had 170 shareholders of record.

Dividend Policy

No dividends have been declared or paid on our common stock. We have incurred recurring losses and do not currently intend to pay any cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Compensation Plans

The following table sets forth information as of September 30, 2009:

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options: (a)	Weighted average exercise price of outstanding options: (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
(a) Equity compensation plans approved by security holders	N/A	N/A	N/A
(b) Equity compensation plans not approved by security holders (2006 Incentive Option Plan)	50,000	$1.60	203,500
Total	50,000	$1.60	203,500

2006 Incentive Option Plan

On June 15, 2006, our Board of Directors ratified and approved the adoption of the 2006 Incentive Option Plan (the "2006 Plan"), under which an aggregate of 4,000,000 of our shares may be issued (400,000 shares on a post-reverse split basis). On October 16, 2006 the Board of Directors approved an increase of common shares authorized to be issued pursuant to the 2006 Stock Incentive Plan to 8,000,000 shares (800,000 shares on a post-reverse split basis).

The purpose of the 2006 Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The 2006 Plan is to be administered by our Board of Directors or a committee appointed by and consisting of two or more members of the Board of Directors, which shall determine, among other things, (i) the persons to be granted awards under the 2006 Plan; (ii) the number of shares or amount of other awards to be granted; and (iii) the terms and conditions of the awards granted. We may issue restricted shares, options, stock appreciation rights, deferred stock rights, dividend equivalent rights, among others, under the 2006 Plan. An aggregate of 8,000,000 of our shares (800,000 shares on a post-reverse split basis) may be issued pursuant to the grant of awards under the 2006 Plan.

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

Recent Sales of Unregistered Securities

Effective on May 12, 2009, we completed a non-brokered private placement pursuant to which we issued to five subscribers an aggregate of 1,300,000 units at a subscription price of $0.20 per unit for proceeds of $260,000. Each unit consists of one share of common stock and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase an additional share of common stock at an exercise price of $0.20 per share until May 12, 2011. We relied on exemptions from registration under the Securities Act provided by Regulation S with respect to each of the five subscribers, in each case based on representations and warranties provided by the subscribers in their respective subscription agreements entered into between each subscriber and our Company.

Effective on September 4, 2009, we completed a non-brokered private placement pursuant to which we issued to one subscriber an aggregate of 400,000 units at a subscription price of $0.20 per unit for proceeds of $80,000. Each unit consists of one share of common stock and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase an additional share of common stock at an exercise price of $0.20 per share until September 4, 2011. We relied on exemptions from registration under the Securities Act provided by Regulation S, based on representations and warranties provided by the subscriber in its subscription agreement entered into between the subscriber and our Company.

Effective on October 7, 2009, we completed a non-brokered private placement pursuant to which we issued to two subscribers an aggregate of 4,500,000 units at a subscription price of $0.20 per unit for proceeds of $900,000. Each unit consists of one share of common stock and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase an additional share of common stock at an exercise price of $0.20 per share until October 7, 2011. We relied on exemptions from registration under the Securities Act provided by Regulation S with respect to each of the two subscribers, in each case based on representations and warranties provided by the subscribers in their respective subscription agreements entered into between each subscriber and our Company.

Effective on October 22, 2009, we issued to one subscriber 125,000 shares at a deemed subscription price of $0.20 for deemed proceeds of $25,000, pursuant to the terms of a release agreement. We relied on exemptions from registration under the Securities Act provided by Rule 506.

ITEM 6.             SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with (i) our audited consolidated financial statements as at September 30, 2009, September 30, 2008 and for the period from inception (October 15, 1997) to September 30, 2009 and (ii) the section entitled "Business", included in this annual report. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this annual report.

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

Subject to receipt of sufficient financing, our specific plan of operations over the next twelve months is to continue improve the design of, and to manufacture ZAFC prototypes that can be commercialized with OEM partners. We plan to continue development work on a ZAFC based portable emergency generator designed for back-up or emergency use in homes and small businesses.

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

Subject to the receipt of sufficient financing, we plan to spend approximately $3 million over the next twelve months in carrying out our plan of operations. At September 30, 2009, we had cash of $424,235 and a working capital deficit of $928,326. As such, we will need significant financing to pursue our plan of operations. We intend to raise additional equity financing to continue our technology and product development projects, to fund the manufacturing and packaging of our initial inventories, and to expand our engineering and sales/marketing headcount. However, we do not currently have such financing in place and there is no assurance we will be obtain to obtain sufficient financing.

Results of Operations

The following sets table sets out our consolidated losses for the periods indicated:

			From
			October 15, 1997
			(Date of Inception)
	September 30,	September 30,	to September 30,
	2009	2008	2009
Expenses
Depreciation and amortization	$ 93,866	$ 95,249	$ 254,524
Development and engineering	250,519	1,351,858	5,628,931
General and administrative	1,139,132	1,845,846	11,806,046
License fees	104,313	109,621	650,297
Marketing and selling	31,834	289,559	1,656,093
Interest and finance fees	141	757	3,440,414

Total Expenses	1,619,805	3,692,890	23,436,305

Loss before other items	(1,619,805)	(3,692,890)	(23,436,305)

Other items
Write down of equipment	48,968	-	48,968
Write down of inventory	13,945	-	13,945
Gain on debt settlement	(13,556)	-	(13,556)
Other income	(750)	(44,176)	(44,926)

	48,607	(44,176)	74,431

Net Loss	$ (1,668,412)	$ (3,648,714)	$ (23,440,736)

Year Ended September 30, 2009 Compared to the Year Ended September 30, 2008

We recorded an operating loss of $1,619,805 and a net loss of $1,668,412 for the year ended September 30, 2009 as compared to a an operating loss of $3,692,890 and a net loss of $3,648,714 for the year ended September 30, 2008. The decrease in our operating and net loss was primarily due to a decrease in our expenditures as a result of our decreased operations in our fiscal year ended September 30, 2009.

Development and engineering expenses decreased to $250,519 from $1,351,858 for 2008 due to a decrease in our operations. Our development and engineering expenses consisted primarily of:

  Salaries of $227,592 for 2009, as compared to $635,311 for 2008;

  Fair value of vested stock options granted of $0 for 2009, as compared to $46,375 for 2008;

  Supplies and development costs of $17,707 for 2009, as compared to $150,730 for 2008; and

  Travel costs of $10,748 for 2009, as compared to $39,933 for 2008.

General and administrative expenses decreased to $1,139,132 for the year ended September 30, 2009 from $1,845,846 for the year ended September 30, 2008 due to a decrease in our operations. Our general and administrative expenses consisted primarily of:

  Fees and salaries relating to our consultants, directors and administrative and management employees, which totaled $437,844 in 2009 compared to $717,819 in 2008;

  Travel, meals and promotion, which totaled $95,280 for 2009 compared to $117,367 for 2008; and

  Professional fees, including legal, accounting and audit fees, which totaled $265,231 for 2009 compared to $513,648 for 2008.

Marketing and selling expenses totaled $31,834 for 2009 as compared to $289,559 for 2008. Included in marketing and selling expenses for 2009 are salary expenses of $8,829 as compared to $129,593 in 2008; advertising and promotional costs of $17,103 during 2009 as compared to $35,689 during 2008; and telephone, travel and automobile costs of $nil during 2009 as compared to $59,746 during 2008.

Also included in the Company's expenses for 2009 are license fees of $104,313, as compared to $109,621 for 2008. These fees are the annual license fee paid to LLNL. Final cancellation of license fees will be approximately $90,000.

Liquidity and Capital Resources

The following table sets forth our cash and working capital as of September 30, 2009 and September 30, 2008:
	As of September 30, 2009 (Audited)	As of September 30, 2008 (Audited)
Cash reserves	$ 424,235	$ 543,941
Working capital (deficit)	$ (928,326)	$ 252,387

During the next 12 months we anticipate that we will become a revenue generating company, although there is no guarantee that we will achieve this objective.

Net Cash Used In Operating Activities

Operating activities in 2009 used cash of $902,071, compared to $3,084,873 in 2008, which reflects our recurring losses. Operating activities have primarily used cash as a result of the development and engineering of our technology, marketing and trade shows and administrative and fund raising activities.

Net Cash Used In Investing Activities

Investing activities used $57,635 in 2009 as compared to $131,512 in 2008. This cash was used to purchase property and equipment.

Net Cash Provided by Financing Activities

As we have had no revenues since inception, we have financed our operations primarily by using existing capital reserves, entering into settlements with debtors, obtaining debt financing and through private placements of our common shares. Net cash provided by financing activities for the year ended September 30, 2009 was $840,000 as compared to $1,500,000 during 2008.

Going Concern

We currently have no sources of revenue to provide incoming cash flows to sustain future operations. Our ability to emerge from the development stage with respect to any planned principal business activity is dependent upon whether we are successful in efforts to enter into OEM joint venture agreements, to raise additional equity financing and generate revenue, cash flow and attain profitable operations. There can be no assurance that we will be able to complete any of the above objectives. These factors raise substantial doubt regarding our ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis, which implies that we will continue to realize assets and discharge liabilities in the normal course of business. As at September 30, 2009 we had accumulated losses of $23,440,736 since inception with $424,235 cash on hand and a working capital deficit of $928,326. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Variable Interest Entity

On May 31, 2006 the Company's inactive Canadian subsidiary, Power Air (Canada) Corp. was 50% owned by a Canadian resident individual and 50% owned by the Company. On June 1, 2006 this subsidiary became active and Power Air (Canada) Corp. began conducting scientific research and experimental development activities in Canada ("SR&ED") and claiming for Canadian Scientific Research and Experimental Development tax credits. The Company funds 100% of the expenditures and is at risk for 100% of its losses, and as a result is the party with the controlling financial interest and the primary beneficiary. Power Air (Canada) Corp. has no other financing other than amounts received from Power Air Corporation. The Company has controlling financial interest and is the primacy beneficiary of Power Air (Canada) Corp., which is determined to be a variable interest entity.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, the reported amounts of fair value of stock based compensation and other stock based payments. Actual results could differ from those estimates.

Development and Engineering Expenditures

Due to the Company's lack of revenues and forecast of significant capital required to develop products and a market for its products, the net realizable value of prototype material and intangible assets is not reasonably determinable. Accordingly, all research and development expenditures including the costs of prototype material and the cost of obtaining intangible assets such as patents, have been charged to operations.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. At September 30, 2009 and 2008, the Company had no cash equivalents.

Financial Instruments

Financial instruments, which include cash, other current assets, accounts payable and advance from related party were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Currently, the Company operates in Canada therefore it exposed to foreign exchange risk.

Income Taxes

Deferred income taxes are provided for tax effects of temporary differences between the tax basis of asset and liabilities and their reported amounts in the financial statements. The Company uses the liability method to account for income taxes, which requires deferred taxes to be recorded at the statutory rate expected to being in effect when the taxes are paid. Valuation allowances are provided for a deferred tax asset when it is more likely than not that such asset will not be realized.

Management evaluates tax positions taken or expected to be taken in a tax return. The evaluation of a tax position includes a determination of whether a tax position should be recognized in the financial statements, and such a position should only be recognized if the Company determines that it is more likely than not that the tax position will be sustained upon examination by the tax authorities, based upon the technical merits of the position. For those tax positions that should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

Stock-Based Compensation

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

Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Foreign currency transactions mainly occur in Canadian currency. Monetary assets and liabilities denominated in Canadian dollars are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in Canadian currencies are translated at rates of exchange in effect at the date of the transaction. Any gain or loss on foreign currency translation is included in operations. To date, such amounts have not been significant.

Property and Equipment

Depreciation is provided on all property and equipment utilizing the straight-line method over their estimated useful lives of five years, except leasehold improvements, which are amortized over the term of the lease.

Recently Adopted Accounting Standards

In December 2007, the Financial Accounting Standards Board ("FASB") established principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance became effective for the fiscal years and interim periods beginning on or after December 15, 2008. The adoption did not have a material impact on the Company's results of operations and financial position.

In December 2007, the FASB issued guidance to establish accounting and reporting standards for noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance became effective for the fiscal years and interim periods beginning on or after December 15, 2008. The adoption did not have a material impact on the Company's results of operations and financial position.

In March 2008, the FASB issued guidance to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. The guidance achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. The guidance became effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and was adopted by the Company beginning in the first quarter of 2009. The adoption had no material impact on the Company's financial position, results of operations or cash flows.

In May 2009, the FASB issued guidance that establishes general standards of accounting for and disclosure of events that occur subsequent to the balance sheet date but before financial statements are issued. The statement defines two types of subsequent events (1) recognized subsequent events, which provide additional evidence about conditions that existed at the balance sheet date, and (2) non-recognized subsequent events, which provide evidence about conditions that did not exist at the balance sheet date, but arose before the financial statements were issued. Recognized subsequent events are required to be recognized in the financial statements, and non-recognized subsequent events are required to be disclosed. The guidance requires entities to disclose the date through which subsequent events have been evaluated and the basis for the date. The adoption had no material impact on the Company's financial position, results of operations or cash flows.

Recent Accounting Standards Not Yet Adopted

In June 2009, the FASB issued the Accounting Standards Codification, which establishes a sole source of U.S. authoritative generally accepted accounting principles (GAAP). The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into approximately ninety accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The adoption of this guidance will not have an effect on the Company's consolidated results of operations, financial position or cash flows.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are note expected to be significant to the financial statements of the Company.

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

See the following pages.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Power Air Corporation:

We have audited the accompanying consolidated balance sheets of Power Air Corporation (a development stage company) as at September 30, 2009 and 2008 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended September 30, 2009 and 2008 and the period from October 15, 1997 (inception) through September 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company, for the period from October 15, 1997 (inception) through June 30, 2005 were audited by other auditors whose report dated September 2, 2005 included an explanatory paragraph regarding the Company's ability to continue as a going concern. The financial statements of Power Air Tech Inc for the period from October 15, 1997 (date of inception) to June 30, 2005 reflect a total net loss of $4,105,418 of the related cumulative totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to amounts included for such prior periods, is based solely on the report of such other auditors.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Power Air Corporation as at September 30, 2009 and 2008 and the results of its operations, and cash flows for the years ended September 30, 2009 and 2008 and for the period from October 15, 1997 (inception) through September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

Dale Matheson Carr-Hilton Labonte LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
January 12, 2010

Power Air Corporation
(A Development Stage Company)
Consolidated Balance Sheets

	September 30,	September 30,
	2009	2008
ASSETS

Current assets

Cash	$ 424,235	$ 543,941
Other current assets	27,263	107,516

Total Current Assets	451,498	651,457

Property and equipment (Note 3)	247,574	332,773

Total Assets	$ 699,072	$ 984,230

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities

Accounts payable (Note 4 and 7)	$ 482,895	$ 93,303
Accrued liabilities (Note 4 and 8)	396,929	305,767
Advance from related party (Note 4)	500,000	-

Total Current Liabilities	1,379,824	399,070

Commitments and Contingencies (Notes 1, 5, 7 and 8 )
Subsequent Events (Note 12)

Stockholders' equity (deficit)

Common stock (Note 6), 37,500,000 shares authorized, $0.001 par value;
9,845,378 and 8,145,367 shares issued and outstanding respectively	9,845	8,145
Additional paid-in capital	22,687,639	22,349,339
Shares to be issued (Note 4)	62,500	-
Deficit accumulated during the development stage	(23,440,736)	(21,772,324)

Total Stockholders' Equity (Deficit)	(680,752)	585,160

Total Liabilities and Stockholders' Equity	$ 699,072	$ 984,230

The accompanying notes are an integral part of the consolidated financial statements

Power Air Corporation
(A Development Stage Company)
Consolidated Statement of Operations
			From
			October 15, 1997
			(Date of Inception)
	September 30,	September 30,	to September 30,
	2009	2008	2009

Expenses

Depreciation and amortization	$ 93,866	$ 95,249	$ 254,524
Development and engineering	250,519	1,351,858	5,628,931
General and administrative (Note 4)	1,139,132	1,845,846	11,806,046
License fees	104,313	109,621	650,297
Marketing and selling	31,834	289,559	1,656,093
Interest and finance fees	141	757	3,440,414

Total Expenses	1,619,805	3,692,890	23,436,305

Loss before other items	(1,619,805)	(3,692,890)	(23,436,305)

Other items
Write down of equipment (Note 3)	48,968	-	48,968
Write down of inventory	13,945	-	13,945
Gain on debt settlement	(13,556)	-	(13,556)
Interest and other income	(750)	(44,176)	(44,926)

	48,607	(44,176)	4,431

Net Loss	$ (1,668,412)	$ (3,648,714)	$ (23,440,736))

Net Loss Per Share	$ (0.19)	$ (0.51)

Weighted Average Shares Outstanding	8,634,957	7,216,598

The accompanying notes are an integral part of the consolidated financial statements

Power Air Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows
			From
			October 15, 1997
			(Date of Inception)
	September 30,	September 30,	to September 30,
	2009	2008	2009
Operating Activities:
Net Loss	$ (1,668,412)	$ (3,648,714)	$ (23,440,736)

Adjustments to reconcile net loss to cash used in operating activities
Amortization of deferred financing costs	-	-	3,281,323
Amortization of property and equipment	93,866	95,249	254,523
Write down of equipment	48,968	-	48,968
Write down of inventory	13,945	-	13,945
Shares and warrants issued for consulting services	-	34,897	196,772
Shares issued for employee bonus	-	-	288,000
Stock based compensation	-	163,503	2,497,534
Expenses settled with issuance of common shares	-	-	2,195,114

Changes in operating assets and liabilities
Other current assets	66,308	30,997	(16,208)
Accounts payable and accrued liabilities	543,254	239,195	1,011,154

Net Cash Used in Operating Activities	(902,071)	(3,084,873)	(13,669,611)

Investing Activities:
Purchases of property and equipment	(57,635)	(131,512)	(551,065)

Net Cash Used in Investing Activities	(57,635)	(131,512)	(551,065)

Financing Activities:
Proceeds from related party loans	500,000	-	4,398,090
Repayment of related party loans	-	-	(157,094)
Proceeds from promissory notes	-	-	2,190,000
Repayments of promissory notes	-	-	(2,190,000)
Proceeds from issuance of common stock	340,000	1,500,000	11,059,926
Debt issuance costs	-	-	(357,317)
Deferred financing costs	-	-	(28,047)
Share issuance costs	-	-	(270,647)

Net Cash Provided by Financing Activities	840,000	1,500,000	14,644,911

Increase (decrease) in Cash	(119,706)	(1,716,385)	424,235
Cash, Beginning of year	543,941	2,260,326	-

Cash, End of year	$ 424,235	$ 543,941	$ 424,235

Cash paid for interest	$ -	$ -	$ -

Cash paid in income taxes	$ -	$ -	$ -

Non-cash Investing and Financing Activities - Note 11

The accompanying notes are an integral part of the consolidated financial statements

Power Air Corporation
(A Development Stage Company)
Consolidated Statements of Stockholders' Deficit
From October 15, 1997 (Date of Inception) to September 30, 2009

Common Stock	Subscription Receivable $
Number of Shares	Amount $	Additional Paid-In Capital $	Deficit During the Development Stage $	Total $
Balance from October 15, 1997 (date of inception) to
June 30, 2005	1,000	1	999	-	(4,105,418)	(4,104,418)
Re-capitalization transactions
Shares of Power Air Corporation	1,875,000	1,875	16,875	-	-	18,750
Cancellation of founders stock	(155,000)	(155)	155	-	-	-
Shares issued to shareholders of Power Air Tech, Inc.
to effect the reverse merger	1,469,342	1,469	(1,469)	-	-	-
Shares issued for compensation	454,546	455	2,510,909	-	-	2,511,364
Shares acquired by legal parent	(1,000)	(1)	(9)	-	-	(10)
Shares issues to settle debt	337,840	338	1,867,220	-	-	1,867,558
Forgiveness of related party debt of PAT as a
condition precedent to the reverse merger	-	-	2,173,045	-	-	2,173,045
Net liabilities assumed in recapitalization	-	-	(89,482)	-	-	(89,482)
Unit private placement - $6.50	207,745	208	1,350,137	-	-	1,350,345
Share subscription	-	-	-	(161,850)	-	(161,850)
Share issuance costs	-	-	(155,035)	-	-	(155,035)
Net loss	-	-	-	-	(2,625,261)	(2,625,261)

Balance, September 30, 2005	4,189,473	4,190	7,673,345	(161,850)	(6,730,679)	785,006
Subscription received	-	-	-	161,850	-	161,850
Unit private placement - $6.50	110,592	111	718,735	-	-	718,846
Unit private placement - $11.00	179,257	179	1,971,650	-	-	1,971,829
Shares issued for share issuance costs	1,760	2	(2)	-	-	-
Shares issued for employee bonuses	30,000	30	254,970	-	-	255,000
Shares issued for consulting services	8,750	9	61,241	-	-	61,250
Shares issued for options exercised	15,000	15	97,485	-	-	97,500
Share issuance costs	-	-	(250,241)	-	-	(250,241)
Fair value of vested stock options	-	-	1,819,298	-	-	1,819,298
Net loss	-	-	(4,508,029)	(4,508,029)

Balance, September 30, 2006	4,534,832	4,536	12,346,481	-	(11,238,708)	1,112,309

Power Air Corporation
(A Development Stage Company)
Consolidated Statements of Stockholders' Deficit
From October 15, 1997 (Date of Inception) to September 30, 2009

Balance, September 30, 2006	4,534,832	4,536	12,346,481	-	(11,238,708)	1,112,309
Shares issued for consulting services	26,250	26	100,599	-	-	100,625
Shares issued pursuant to a private placement	20,000	20	79,980	-	-	80,000
Shares issued for employee bonuses	10,000	10	32,990	-	-	33,000
Shares issued pursuant to a unit private placement				-	-	-
at $3.50 per share	1,428,571	1,428	4,998,572	-	-	5,000,000
Shares issued pursuant to conversion of equity certificates
at a fair value of $3.45 per share	625,725	625	2,158,625	-	-	2,159,250
Warrants issued pursuant to conversion
of equity certificates	-	-	736,709	-	-	736,709
Fair value of vested stock options	-	-	198,483	-	-	198,483
Net loss	-	-	-	-	(6,884,902)	(6,884,902)

Balance, September 30, 2007	6,645,378	6,645	20,652,439	-	(18,123,610)	2,535,474
Warrants issued for consulting services	-	-	34,897	-	-	34,897
Shares issued pursuant to a unit private placement
at $1.00 per share (Note 6 (a))	1,500,000	1,500	1,498,500	-	-	1,500,000
Fair value of vested stock options	-	-	163,503	-	-	163,503
Net Loss	-	-	-	-	(3,648,714)	(3,648,714)

Balance, September 30, 2008	8,145,378	8,145	22,349,339	-	(21,772,324)	585,160
Shares issued pursuant to a unit private placement
at $0.20 per share (Note 6 (b))	1,700,000	1,700	338,300	-	-	340,000
Share subscription	-	-	-	62,500	-	62,500
Net Loss	-	-	-	-	(1,668,412)	(1,668,412)

Balance, September 30, 2009	9,845,378	9,845	22,687,639	62,500	(23,440,736)	(680,752)

The accompanying notes are an integral part of the consolidated financial statements

Power Air Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2009 and 2008

1.       Nature of Operations and Continuance of Business

Power Air Corporation (the "Company" or "PAC") (formerly Fortune Partners, Inc. or "FPI") was incorporated in the State of Nevada on August 26, 2004. Pursuant to a Share Exchange Agreement (the "Agreement") dated September 30, 2005, the Company acquired all of the issued and outstanding shares of Power Air Tech, Inc. ("PAT") and issued, in total, 22,617,275 common shares to the shareholders of PAT, the Chief Operating Officer of PAT and the majority of the creditors of PAT, resulting in PAT shareholders and related parties and creditors gaining a 57% control position of PAC (collectively the "PAT Acquisition"). Prior to the PAT Acquisition, the Company's principal business was the acquisition and exploration of mineral properties. As such, the PAT Acquisition by the Company was considered a re-capitalization of PAT and PAT is considered the acquirer for accounting and financial reporting purposes. The consolidated financial statements include the accounts of the Company since the PAT Acquisition on September 30, 2005, and the historical accounts of PAT since the date of its inception on October 15, 1997. All significant inter-company balances and transactions have been eliminated upon consolidation. The name of the combined company was changed on December 21, 2005 to Power Air Corporation pursuant to a Form 14A proxy/consent statement, which was filed by the Company with the United States Securities and Exchange Commission (the "SEC") on November 9, 2005 and approved by a majority of the Company's shareholders on December 20, 2005.

PAT was incorporated in the State of Delaware on October 15, 1997 and operated its business in the State of California. PAC, through its acquisition of PAT, is in the business of developing, manufacturing and marketing zinc air fuel cell based commercial products. PAT had the exclusive worldwide license to the Zinc-Air Fuel Cell ("ZAFC") Technology, that was developed at the Lawrence Livermore National Laboratory ("LLNL"), in Livermore, California, for all fields of use (stationary, portable and mobile applications) and commercialization. On November 3, 2009, the agreement with LLNL was terminated.

The ZAFC uses a combination of oxygen and zinc pellets in a liquid alkaline mixture that generates electricity and at the same time creates residual zinc oxide that can be recycled back into reusable zinc, via electrolysis, so that it can again be used to create zinc pellets which can again be fed into the ZAFC stack.

The Company is a development stage company. In a development stage company, management devotes most of its activities to developing a market for its products. The Company is presently in its developmental stage and currently has no sources of revenue to provide incoming cash flows to sustain future operations. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to enter into Original Equipment Manufacturer ("OEM") joint venture and/or collaboration agreements, to successfully complete technology and product development activity, to raise additional equity financing and generate revenue and cash flows, and to attain profitable operations. Management has plans to seek additional capital through equity offerings. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2009, the Company has a working deficit of $928,326 and accumulated losses of $23,440,736 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Power Air Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2009 and 2008

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

b)     Variable Interest Entity

On May 31, 2006 the Company's inactive Canadian subsidiary, Power Air (Canada) Corp. was 50% owned by a Canadian resident individual and 50% owned by the Company. On June 1, 2006 this subsidiary became active and Power Air (Canada) Corp. began conducting scientific research and experimental development activities in Canada ("SR&ED") and claiming for Canadian Scientific Research and Experimental Development tax credits. The Company funds 100% of the expenditures and is at risk for 100% of its losses, and as a result is the party with the controlling financial interest and the primary beneficiary. Power Air (Canada) Corp. has no other financing other than amounts received from Power Air Corporation. The Company has a controlling financial interest and is the primary beneficiary of Power Air (Canada) Corp., which was determined to be a variable interest entity and consequently 100% consolidated.

c)     Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, the reported amounts of fair value of stock based compensation and other stock based payments. Actual results could differ from those estimates.

d)     Basic and Diluted Net Income (Loss) Per Share

Basic loss per share (LPS) is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

e)     Comprehensive Loss

For all periods presented, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in these financial statements.

Power Air Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2009 and 2008

2.       Summary of Significant Accounting Policies (continued)

f)     Development and Engineering Expenditures

Due to the Company's lack of revenues and forecast of significant capital required to develop products and a market for its products, the net realizable value of prototype material and intangible assets is not reasonably determinable. Accordingly, all research and development expenditures including the costs of prototype material and the cost of obtaining intangible assets such as patents, have been charged to operations.

g)     Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. At September 30, 2009 and 2008, the Company had no cash equivalents.

h)     Financial Instruments

Financial instruments, which include cash, other current assets, accounts payable and advance from related party were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company operates in Canada therefore it exposed to foreign exchange risk.

i)     Income Taxes

Deferred income taxes are provided for tax effects of temporary differences between the tax basis of asset and liabilities and their reported amounts in the financial statements. The Company uses the liability method to account for income taxes, which requires deferred taxes to be recorded at the statutory rate expected to being in effect when the taxes are paid. Valuation allowances are provided for a deferred tax asset when it is more likely than not that such asset will not be realized.

Management evaluates tax positions taken or expected to be taken in a tax return. The evaluation of a tax position includes a determination of whether a tax position should be recognized in the financial statements, and such a position should only be recognized if the Company determines that it is more likely than not that the tax position will be sustained upon examination by the tax authorities, based upon the technical merits of the position. For those tax positions that should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

j)     Stock-Based Compensation

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

k)     Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Foreign currency transactions mainly occur in Canadian currency. Monetary assets and liabilities denominated in Canadian dollars are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in Canadian currencies are translated at rates of exchange in effect at the date of the transaction. Any gain or loss on foreign currency translation is included in operations.

Power Air Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2009 and 2008

2.       Summary of Significant Accounting Policies (continued)

l)     Property and Equipment

Depreciation is provided on all property and equipment utilizing the straight-line method over their estimated useful lives of five years, except leasehold improvements, which are amortized over the term of the lease.

m)     New Accounting Standards

Recently Adopted Accounting Standards

In December 2007, the Financial Accounting Standards Board ("FASB") establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance became effective for the fiscal years and interim periods beginning on or after December 15, 2008. The adoption did not have a material impact on the Company's results of operations and financial position.

In December 2007, the FASB issued guidance to establish accounting and reporting standards for noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance became effective for the fiscal years and interim periods beginning on or after December 15, 2008. The adoption did not have a material impact on the Company's results of operations and financial position.

In March 2008, the FASB issued guidance to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. The guidance achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. The guidance became effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and was adopted by the Company beginning in the first quarter of 2009. The adoption had no material impact on the Company's financial position, results of operations or cash flows.

In May 2009, the FASB issued guidance that establishes general standards of accounting for and disclosure of events that occur subsequent to the balance sheet date but before financial statements are issued. The statement defines two types of subsequent events (1) recognized subsequent events, which provide additional evidence about conditions that existed at the balance sheet date, and (2) non-recognized subsequent events, which provide evidence about conditions that did not exist at the balance sheet date, but arose before the financial statements were issued. Recognized subsequent events are required to be recognized in the financial statements, and non-recognized subsequent events are required to be disclosed. The guidance requires entities to disclose the date through which subsequent events have been evaluated and the basis for the date. The adoption had no material impact on the Company's financial position, results of operations or cash flows.

Power Air Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2009 and 2008

2.       Summary of Significant Accounting Policies (continued)

m)     New Accounting Standards (continued)

Recent Accounting Standards Not Yet Adopted

In June 2009, the FASB issued the Accounting Standards Codification, which establishes a sole source of U.S. authoritative generally accepted accounting principles (GAAP). The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into approximately ninety accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The adoption of this guidance will not have an effect on the Company's consolidated results of operations, financial position or cash flows.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are note expected to be significant to the financial statements of the Company.

3.       Property and Equipment

	Cost	Accumulated Depreciation	Net Carrying Value September 30, 2009	Net Carrying Value September 30, 2008

Computer hardware	$52,748	$33,020	$19,728	$28,322
Computer software	14,199	7,858	6,341	9,186
Furniture, equipment and machinery	375,285	176,690	198,595	249,053
Leasehold improvements	15,118	629	14,489	46,212
Laboratory Equipment	8,421	-	8,421	-

	$465,771	$218,197	$247,574	$332,773

During the year, the Company closed down its Livermore location which resulted in a $48,968 (2008 - $Nil) write down of property and equipment (Note 7(b)).

4.       Related Party Transactions

(a)     Directors' fees of $127,000 (2008-$138,660) were charged to general and administration expenses. Unpaid director's fees of $170,333 (2008 - $38,333) are due to five directors, which was included in accounts payable and accrued liabilities as at September 30, 2009.

(b)     As at September 30, 2009, the Company received an advance of $500,000 from a company controlled by a director. The advance was used to subscribe to 2,500,000 units of the Company's common stock issued subsequent to September 30, 2009 (Note 12).

(c)     Management fees of $24,538 (2008-$Nil) charged to general and administration expenses was incurred to an officer of the Company. As at the September 30, 2009, $8,860 (2008-$Nil) payable to the officer was included in accounts payable.

(d)     See Note 6 regarding equity financing raised during the period from a related party.

(e)     On August 28, 2009 the Company signed a settlement agreement with a former director of the Company. The Company agreed to pay $10,000 cash (paid before September 30, 2009) and issue 125,000 common shares of the Company for settlement of outstanding payable to the former director. As at September 30, 2009, $62,500, the fair value of the 125,000 common shares as at the date of the agreement, has been recorded as shares to be issued (Note 11).

Power Air Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2009 and 2008

5.       Contingency

The Company entered into an Investment Banking Agreement with a related party, FBP Capital Corp., a company related to a former officer. The original agreement was dated June 15, 2006 and amended August 15, 2006. The original agreement was for a fee of $5,000 per month for six months ending December 31, 2006 of which three payments of $5,000 ($15,000 in total) were made and charged to operations during the fiscal year ended September 30, 2006. The amended agreement commenced on September 15, 2006 for a period of six months expiring March 14, 2007 for a monthly fee of $14,083 per month of which one payment of $14,083 was charged to operations during fiscal 2006. The Company paid a further $29,083 during fiscal 2007 which was charged to operations. A balance of $41,333 is purported by FBP Capital Corp. to still be owing. The Company maintains it received a verbal acknowledgement that there were no more fees to be requested pursuant to this agreement. Contrary to this verbal agreement, FBP Capital Corp. has informed the Company that they intend on collecting the full amount of the agreement and have requested payment of $41,333. The Company maintains that no amounts are owing and will vigorously defend any claim that may be filed by FBP Capital Corp. against the Company. The Company has not accrued any amount in these financial statements as it believes no amount will be payable.

6.       Common Stock

Effective September 30, 2009 the Company's completed a reverse split of its shares of common shares at a ratio of one new share for every ten old shares held. The authorized share capital of the Company decreased from 375,000,000 common shares to 37,500,000 common shares with the par value remaining as $0.001 per common share after the reverse stock split. All references to shares of common stock and weighted average common shares outstanding in these financial statements have been restated to give affect to the 1:10 reverse stock split unless otherwise stated.

a)     Unit Private Placement - $1.00

On May 14, 2008, the Company received cash proceeds of $1,500,000 and issued 1,500,000 units at $1.00 per unit. Each unit consisted of one common share and one common share purchase warrant to acquire one additional share at $2.50 per share expiring on May 14, 2010 (The proceeds were received from a company with a common director).

b)     Unit Private Placement - $0.20

On May 12, 2009, the Company received cash proceeds of $260,000 and issued 1,300,000 units at $0.20 per unit. Each unit consisted of one common share and one common share purchase warrant to acquire one additional share at $0.20 per share expiring on May 12, 2011 ($100,000 of the proceeds were received from a company with a common director).

On September 4, 2009, the Company received cash proceeds of $80,000 and issued 400,000 units at $0.20 per unit. Each unit consisted of one common share and one common share purchase warrant to acquire one additional share at $0.20 per share expiring on September 4, 2011 (The proceeds were received from a company with a common director).

c)     Stock Options

No options were granted in fiscal 2009.

On June 19, 2008, the Board of Directors granted fully vested stock options to former officers of the Company to purchase up to an aggregate each of 80,000 common shares of the common stock of the Company, at a exercise price of the closing price of the Company's common shares on June 19, 2008 ($1.40 per share), for a period of up to five years, all in accordance with the terms and conditions of the Company's present Stock Incentive Plan.

Power Air Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2009 and 2008

6.       Common Stock (continued)

c)    Stock Options (continued)

On June 19, 2008, the Board of Directors granted fully vested stock options to employees of the Company to purchase up to an aggregate of 57,000 common shares of the common stock of the Company, at a exercise price of the closing price of the Company's common shares on June 19, 2008 ($1.40 per share), for a period of up to two years, all in accordance with the terms and conditions of the Company's present Stock Incentive Plan.

On April 11, 2008, the Board of Directors granted fully vested stock options to each of the directors of the Company to purchase up to an aggregate each of 10,000 common shares of the common stock of the Company, at a exercise price of the closing price of the Company's common shares on April 11, 2008 ($1.60 per share), for a period of up to five years, all in accordance with the terms and conditions of the Company's present Stock Incentive Plan.

The fair values of the stock options granted during fiscal 2008 were measured at the dates of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

2008

Expected dividend yield	0%
Risk free interest rate	2.57% to 3.57%
Expected volatility	120% to 143%
Expected life (in years)	2 to 5 years

The weighted-average grant-date fair values of options granted during 2008 were $0.11.

A summary of the Company's stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price $

Balance, September 30, 2007 Expired/cancelled Issued	311,500 (270,500) 147,000	6.20 6.70 1.50

Balance, September 30, 2008 Expired/cancelled	188,000 (138,000)	1.90 1.90

Balance, September 30, 2009	50,000	1.60

The following table summarizes stock options outstanding at September 30, 2009:

Outstanding and Exercisable

Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price $

50,000	3.53	1.60

Power Air Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2009 and 2008

6.       Common Stock (continued)

d)     Warrants

A summary of the Company's common share purchase warrant activity is as follows:

	Number of Warrants	Weighted Average Exercise Price $

Balance, September 30, 2007	2,254,504	5.50
Expired	(200,220)	10.11
Issued	1,530,000	2.60

Balance, September 30, 2008	3,584,284	4.00
Expired	(2,084,284)	5.00
Issued	1,700,000	0.20

Balance, September 30, 2009	3,200,000	1.28

The following table summarizes warrants outstanding at September 30, 2009:

Number of Warrants	Exercise Price $	Expiry Date

1,500,000	2.50	May 14, 2010
1,300,000	0.20	May 12, 2011
400,000	0.20	September 4, 2011
3,200,000

Warrants outstanding have a weighted average remaining life of 1.19 years.

On May 21, 2008, the Company issued 30,000 warrants, comprised of 15,000 at an exercise price of $4.50 and 15,000 at an exercise price of $6.00 that expire on July 16, 2009. The fair value of the 30,000 warrants was estimated using the Black-Scholes option pricing model with an expected life of 1.75 years, a risk free interest rate of 4.87%%, a dividend yield of nil, and an expected volatility of 130%. A total of $34,897 as the value of the warrants was recorded as consulting fees in marketing and selling expenses.

7.       Commitments

a)     PAT entered into a Limited Exclusive Patent License Agreement with the LLNL in March 2001 (the "License Agreement"). Under the terms of the License Agreement the Company must prepay annual foreign filing fees and make minimum royalty payments of $100,000 due on February 28th, being two months after the start of each calendar year and each year thereafter until either party terminates the License Agreement. In November 2009, the License Agreement was terminated because PAC has developed all new cell designs. A total balance of $89,824 including pro-rated minimum annual royalty for 2009 and accrued interest was due upon the termination of the agreement. As at September 30, 2009, $75,889 was included accounts payable, being the proportionate balance owing up to September 30, 2009.

Power Air Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2009 and 2008

7.       Commitments (continued)

b)     Livermore Lease commitments

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

In October 2009, the Company signed a mutual release and indemnification to terminate the above leases prior to the expiry date. As at September 30, 2009, the Company accrued $78,078 in account payable for the termination of the leases.

(iii)  On July 1, 2009, the Company entered into a long-term office and laboratory premises lease in Coquitlam, British Columbia, Canada. The term commenced on October 1, 2009 and is for 36 months expiring September 30, 2012. The monthly base rent effective October 1, 2009 is CDN$5,591 per month.

(iv)    On September 19, 2009, the Company entered into a short-term residential premise lease in Coquitlam, British Columbia, Canada. The term commences on September 21, 2009 and is for 12 months where after the lease may continue on a month-to-month basis or another fixed length of time. The monthly base rent effective September 21, 2009 is CDN$1,500 per month.

(c)     On September 27, 2006, the Company entered into a four-phase Development and Pre-Manufacturing Agreement (the "Agreement") with Mid States Tool and Machine Inc. of Decatur, Indiana ("Mid States"). Pursuant to the Agreement, Mid States will re-design, cost-reduce, tool and manufacture the ZAFC. The Company paid $25,000 upon execution of this Agreement and will issue 350,000 stock options, in phases, exercisable at $7.50 per share. Upon completion of Phase 1 (Planning), a total of 50,000 stock options will be granted. Upon starting Phase 2 (Engineering Prototype), a cash payment of $25,000 will be made and upon completion of Phase 2 an additional 100,000 stock options will be granted. A final payment of $27,000 will be made upon Mid States delivering 4 demonstration prototypes at the end of Phase 2. A total of 100,000 stock options will be granted at the completion of Phase 3 (Manufacturing Prototype) and Phase 4 (Pilot Production). The cash payments do not include the costs of materials, labour (at Mid States' cost) or moulds. There have been no triggering events for the granting of the above options. It continues to be an option for Mid States to be one of the Company's contract manufacturer for the initial ZAFC cells for use in the Company's first ZAFC powered commercial products in North America.

Power Air Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2009 and 2008

7.       Commitments (continued)

d)     On November 3, 2007 the Company signed a Collaborative Development Agreement (CDA) with the National Research Council of Canada (NRC) with an effective date of January 1, 2008, expiring December 31, 2009. Under the terms of the CDA, the Company and NRC will develop an optimal non-noble catalyst, a support structure for the catalyst and a low cost process suited to mass production of the related air cathodes. The Company will have the exclusive right to commercially exploit the Intellectual Property arising from this collaboration in relation to Zinc Air-based energy systems and the first right of refusal in fields of use other than Zinc Air-based energy systems. The Company is committed to pay NRC $256,840 over 18 months for services in 4 equal payments of $64,210 starting January 1, 2008. Both parties will review progress after 12 months to determine if results are promising enough to warrant continuation. In June, 2008, the Company announced that the National Research Council of Canada's (NRC) Industrial Research Assistance Program (IRAP) had granted the Company a $365,000 funding contribution towards a Collaborative research and development project with the NRC Institute for Fuel Cell Innovation (IFCI) to develop a proprietary Air Cathode suitable for use in Zinc Air based energy systems. This funding will be in the form of reimbursement of costs incurred by the Company. During the year ended September 30, 2009, the Company received $41,183 (2008 - $Nil) as reimbursement. The agreement was terminated on June 29, 2009. As at September 30, 2009, the Company accrued $50,789 in account payable for the termination of the agreement.

e)     During the year, the Company signed three consulting agreements and agreed to pay an aggregate of $29,000 per month as consulting fees to three consultants. The Company also agreed to pay bonus of $20,000 in cash and issue 20,000 shares to each consultant if certain bonus condition were achieved. As at September 30, 2009, the bonus condition had not yet been achieved and consequently the bonus was not accrued at September 30, 2009.

f)     During the year, the Company signed a consulting agreement with an officer of the Company. The Company agreed to pay a total of $5,000 each month as consulting fees. The Company also agreed to pay a bonus of $100,000 in cash and issue 200,000 shares if certain bonus conditions were achieved. As at September 30, 2009, the bonus condition has not yet achieved and consequently the bonus was not accrued at September 30, 2009.

8.       Development and engineering expense

In March 2008, the Company's Canadian subsidiary, Power Air (Canada) Corp ("PACC"), applied for and received SR&ED Investment Tax Credits from the Canadian Federal Government in the amount of $175,560 (CDN$187,972). The Company paid $39,664 (CDN$40,037) to a third party as consulting fees associated with processing these claims.

In 2009 PACC received SR&ED Investment Tax Credits in the amount of $97,202 (CDN$104,075) from Canadian federal government as SR&ED Investment Tax Credits for the year ended September 30, 2008 and paid $23,582 (CDN$25,409) as consulting fees associated with processing these claims.

As at September 30, 2009 $272,762 (CDN$292,047) was recorded as an accrued liability due to uncertainty regarding future potential audits of the SR&ED Investment Tax Credits by the Canadian Revenue Agency. See Note 10.

Power Air Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2009 and 2008

9.       Segment Disclosures

The Company operates in one operating segment being the business of developing, manufacturing and marketing fuel cell based commercial products.

10.     Income Taxes

The Company has combined US and Canadian net operating losses of $ 10,397,000 carried forward available to offset US and Canadian taxable income in future years. Canadian tax losses of $1,652,000 and US tax losses of $8,745,000 begin expiring in fiscal 2026. The potential benefit of these combined US and Canadian net operating losses carried forward have not been recognized in the consolidated financial statements since the Company cannot be assured that it is more likely than not that such benefit will be realized in future years.

The Company carries on scientific research and experimental development activities ("SR&ED") in Canada. The Company filed a SR&ED claim for its SR&ED activity in its Canadian subsidiary for the fiscal years ended September 30, 2006, 2007 and 2008. These claims may be subject to audit by Canada Revenue Agency. See Note 8 above for an explanation of the amount received and recorded.

The Company is subject to United States federal and state income taxes at a rate of 40.72% and Canadian federal and provincial income tax at a rate of 30.25% (2008 - 31.9%). The reconciliation of the provision for income taxes at the United States and Canadian Federal statutory rate compared to the Company's income tax expense as reported is as follows:

	September 30, 2009 $		September 30, 2008 $
	United States	Canada	United States	Canada

Loss before income taxes	(1,251,841)	(416,571)	(2,812,828)	(835,886)

Statutory tax rate	40.72%	30.25%	40.72%	31.90%

Expected income tax recovery	510,000	126,000	1,145,000	267,000

Permanent differences	(3,000)	(1,000)	(85,000)	(16,000)

Tax Rate Changes	-	(6,000)	132,000	(115,000)

Other	-	(202,000)	183,000	-

Valuation allowance change	(507,000)	83,000	(1,375,000)	(136,000)

Provision for income taxes	-	-	-	-

Power Air Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2009 and 2008

10.     Income Taxes (continued)

The significant components of deferred income tax assets and liabilities at September 30, 2009 and 2008 are as follows:

	September 30, 2009 $		September 30, 2008 $
	United States	Canada	United States	Canada

Net operating losses carried forward	3,561,000	413,000	3,182,000	496,000

Other	159,000	-	32,000	-

Valuation allowance	(3,720,000)	(413,000)	(3,214,000)	(496,000)

Net deferred income tax asset	-	-	-	-

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

11.     Non-cash Investing and Financing Activities

During the year ended September 30, 2009, the Company agreed to issue 125,000 common shares according to the terms of settlement agreement signed with former director (Note 4), and $62,500 was recorded as shares to be issued as at September 30, 2009.

During the year ended September 30, 2008, the Company issued 300,000 warrants with an estimated value of $34,897 and recorded as consulting fees in marketing and selling expenses.

Power Air Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2009 and 2008

12.     Subsequent events

a)     Subsequent to September 30, 2009, the Company received cash proceeds of $400,000 and issued 2,000,000 units at $0.20 per unit. Each unit consisted of one common share and one common share purchase warrant to acquire one additional share at $0.20 per share for two years.

b)     Subsequent to September 30, 2009, the Company issued 2,500,000 units at $0.20 per unit for the $500,000 advanced as at September 30, 2009. Each unit consisted of one common share and one common share purchase warrant to acquire one additional share at $0.20 per share for two years (Note 4).

c)     Subsequent to the September 30, 2009, the Company issued 125,000 common shares according to the terms of a settlement agreement signed with former director (Note 4).

d)     Subsequent to the September 30, 2009, the Company signed two consulting agreements and agreed to pay an aggregate of $9,500 per month as consulting fees to two consultants.

e)     The Company evaluated subsequent events through the financial statements filing date of January 12, 2010.

ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our principal independent accountants.

ITEM 9A(T).       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Mr. Hak Jin Kim, our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this report, based on his evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 and 15d-15, due to the material weakness in our internal control over financial reporting as discussed below.

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

As of September 30, 2009 we conducted an evaluation, under the supervision and with the participation of Mr. Hak Jin Kim, our principal executive officer (also our principal financial), of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control -- Integrated Framework," issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment, we determined that there was a material weakness affecting our internal control over financial reporting.

The matters involving internal controls and procedures that the Company's management consider to be potential material weaknesses under COSO and SEC rules are primarily due to the small size of our organization and include: 1) inadequate segregation of duties consistent with control objectives; (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of certain US GAAP and SEC disclosure requirements; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned matters taken together constitute a material weakness which was identified by the Company's principal executive officer/principal financial officer in connection with the preparation of our financial statements as of September 30, 2009 and communicated the matters to our management and board of directors.

Management's Remediation Initiatives

Although the Company is unable to meet all the standards under COSO because of the limited funds available to a company of our size and stage of development, we are committed to improving our financial organization. As funds become available, we will undertake to: (1) create a position to segregate duties consistent with control objectives, (2) increase our personnel resources and technical accounting expertise within the accounting function, and (3) prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter of our fiscal year ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.           OTHER INFORMATION

Not applicable.

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and their respective ages as of the date of this annual report are as follows:

Name	Age	Position with the Company
Hak Jin Kim	46	President, Secretary, Chief Executive Officer, Chief Financial Officer and Director
Stephen Harrison	53	Director
William Potter	61	Director
Jahong Hur	39	Director
Joon Soo Shin	59	Director

The following describes the business experience of each of our directors and executive officers, including other directorships held in reporting companies:

Hak Jin Kim, President, Secretary, Chief Executive Officer, Chief Financial Officer and Director

Mr. Kim became an officer and director of our Company on April 2, 2009. Mr. Kim has operated a consulting company in the area of technology, alternative energies, trading and investment, primarily with Korean companies, since 1985. In addition, since March 2009, Mr. Kim has served as the Director of Global Business Affairs of H-Plus Holdings Ltd., a major Company shareholder. Mr. Kim is not a director or officer of any other reporting company.

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

Jahong Hur, Director

Appointed to our board of directors in August 2007, Mr. Hur is the founder, President and Chief Executive Officer of H-Plus Eco Ltd., H-Plus ENG Ltd., H-Plus Bio Ltd. and H-Plus SGS Ltd. (the H-Plus Group), all based in South Korea. H-Plus Group, through its H-Plus Eco subsidiary, signed a letter of intent with Power Air in the fall of 2006 to commercialize our ZAFC technology in Asia; and in June of this year, Mr. Hur participated as an investor in a $5 million private placement of Power Air's common stock. Mr. Hur has developed business networks with refineries, engineering companies and motor companies in South Korea, such as GS Caltex, GS E&C and Hyundai/Kia Motors. His first business, H-Plus Eco Ltd., was established in 2000 to focus on soil remediation and environmental engineering. Since that time, he has expanded and diversified his business interest to special gas manufacturing and supply and alternative energy.

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

Audit Committee

We have an Audit Committee of our Board of Directors comprised of William J. Potter and Stephen Harrison. Our Board of Directors has determined that Mr. Potter qualifies as an audit committee financial expert.

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

Code of Ethics

Our Board of Directors has adopted a Code of Ethics that applies to all employees, officers and directors of our Company. A copy of the Code of Ethics may be obtained, without charge, upon request to the Secretary of our Company at Suite 125-9 Burbidge Street, Coquitlam, British Columbia, Canada, Tel: (604) 468-7771, Fax: (604) 468-7772.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the year ended September 30, 2009, except as follows:
Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis
Jahong Hur	1	1
H-Plus Eco Ltd.	1	1

ITEM 11.           EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following table sets forth the compensation paid to our executive officers during our fiscal years ended September 30, 2009 and September 30, 2008:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Hak Jin Kim (1) President, Secretary, CEO & CFO	2009	24,538	Nil	Nil	Nil	Nil	Nil	Nil	24,538
	2008	N/A	N/A	N/A	N/A	N/A	Nil	N/A	N/A
Donald Ceci (2) Former President & CEO	2009	59,835	Nil	Nil	Nil	Nil	Nil	Nil	59,835
	2008	150,000	Nil	Nil	23,260 (3)	Nil	Nil	Nil	173,260
Minnie Wright (4) Former Secretary, Treasurer & CFO	2009	58,333	Nil	Nil	Nil	Nil	Nil	Nil	58,333
	2008	100,000	Nil	Nil	Nil	Nil	Nil	Nil	100,000
H. Dean Haley (5) Former Chief Operating Officer	2009	92,306	Nil	Nil	Nil	Nil	Nil	Nil	92,306
	2008	150,000	Nil	Nil	23,260 (6)	Nil	Nil	Nil	173,260
Alan Campbell (7) Former Secretary, Treasurer & CFO	2009	N/A	N/A	N/A	N/A	N/A	Nil	N/A	N/A
	2008	150,000	Nil	Nil	Nil	Nil	Nil	Nil	150,000
Remy Kozak (8) Former President &CEO	2009	N/A	N/A	N/A	N/A	N/A	Nil	N/A	N/A
	2008	144,000	Nil	Nil	Nil	Nil	Nil	Nil	144,000
Donald Prest (9) Former Secretary, Treasurer & CFO	2009	N/A	N/A	N/A	N/A	N/A	Nil	N/A	N/A
	2008	100,000	Nil	Nil	Nil	Nil	Nil	Nil	100,000

(1) Mr. Kim became an officer of our Company on April 2, 2009.

(2) Mr. Ceci served as President and CEO from May 14, 2008 until April 2, 2009.

(3) Mr. Ceci was granted 20,000 options exercisable at $1.40.

(4) Ms. Wright served as Secretary, Treasurer and Chief Financial Officer from September 1, 2008 to April 2, 2009.

(5) Mr. Haley resigned as our Chief Operating Officer on April 2, 2009.

(6) Mr. Haley was granted 20,000 options exercisable at $1.40.

(7) Mr. Campbell served as interim Secretary, Treasurer and Chief Financial Officer and Principal Accounting Officer from January 29, 2008 until September 1, 2008.

(8) Mr. Kozak resigned as President and CEO on January 23, 2008.

(9) Mr. Prest resigned as Secretary, Treasurer and Chief Financial Officer and Principal Accounting Officer on January 29, 2008.

The following table sets forth information as at September 30, 2009 relating to outstanding equity awards for each named executive officer listed in the table above that served as an executive officer of our Company during the year ended September 30, 2009.

Outstanding Equity Awards at Year End Table

	Option Awards					Stock Awards
Name	Number of Securities Under- lying Unexer-cised Options (#) Exercise-able	Number of Securities Under-lying Unexer-cised Options (#) Unexer-ciseable	Equity Inventive Plan Awards: Number of Securities Underlying Unexer-cised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Hak Jin Kim	-	-	-	-	-	-	-	-	-
Donald Ceci (1)	-	-	-	-	-	-	-	-	-
Minnie Wright (2)	-	-	-	-	-	-	-	-	-
H. Dean Haley (3)	-	-	-	-	-	-	-	-	-

(1) Mr. Ceci served as President and CEO from May 14, 2008 until April 2, 2009.

(2) Ms. Wright resigned as our Secretary, Treasurer and Chief Financial Officer on April 2, 2009.

(3) Mr. Haley resigned as our Chief Operating Officer on April 2, 2009.

The following table sets forth information relating to compensation paid to our directors in the fiscal year ended September 30, 2009.

Director Compensation Table

Name	Fees earned or paid in cash	Stock awards (2) ($)	Option awards (2), (3) ($)	Non-equity inventive plan compen-sation ($)	Non-qualified deferred compen-sation earnings ($)	All other compen-sation ($)	Total ($)
Hak Jin Kim (1)	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Stephen Harrison	30,000	N/A	N/A	N/A	N/A	N/A	35,000
William J. Potter	30,000	N/A	N/A	N/A	N/A	N/A	32,000
Jahong Hur	20,000	N/A	N/A	N/A	N/A	N/A	25,000
Joon Soon Shin	20,000	N/A	N/A	N/A	N/A	N/A	25,000
Paul D. Brock (2)	27,000	N/A	N/A	N/A	N/A	N/A	32,000
Donald Ceci(1), (3)	N/A	N/A	N/A	N/A	N/A	N/A	N/A
H. Dean Haley (1), (4)	N/A	N/A	N/A	N/A	N/A	N/A	N/A

(1) Compensation for Mr. Kim, Mr. Haley and Mr. Ceci are reported above in the Summary Compensation Table with respect to Named Executive Officers. Our officers who serve as directors do not receive additional compensation for serving as directors.

(2) Mr. Brock resigned as a Director on December 16, 2009, subsequent to our year ended September 30, 2009.

(3) Mr. Ceci resigned as a Director on June 8, 2009.

(4) Mr. Haley resigned as a Director on September 4, 2009.

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of January 11, 2010 by: (i) each person (including any group) known to us to own more than 5% of our shares of common stock; (ii) each of our directors; (iii) each of our officers; and (iv) our officers and directors as a group. To our knowledge, each holder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner	Percent of Class(2)
	Directors and Officers:
Common Stock	Hak Jin Kim #1701-555 Austin Avenue Coquitlam, BC, Canada V3K 6R8	0	*%
Common Stock	Stephen Harrison Level 2, 33 York Street Sydney, Australia 2000	10,000 (3)	*%
Common Stock	William J. Potter 30 Rockefeller Plaza, 27th Floor New York, NY, USA, 10112	10,000 (3)	*%
Common Stock	Joon Soo Shin SOMO Bldg., 984-1 Daechi-dong, Kangnam-ku Seoul, Korea	4,010,000 (4)	24.3%
Common Stock	Jahong Hur #901 Joongang Heights Park B 632 Shinsa-dong, Kagnam-gu Seoul, Korea	11,401,429 (5)	57.4%
Common Stock	All executive officers and directors as a group (5 persons)	15,431,429 (6)	70.4%
	Major Stockholders:
Common Stock	Somo Petroleum Co., Ltd. SOMO Bldg., 984-1 Daechi-dong, Kangnam-ku Seoul, Korea	571,429	3.9%
Common Stock	Power Air Dynamics Limited (7) Level 2, 33 York Street Sydney, Australia 2000	1,469,342	10.2%
Common Stock	H-Plus Eco Ltd. (8) 6F, J-Tower, 158-3, Seokchon-Dong Songpa-Gu, Seoul, Korea	4,800,000 (9)	28.5% (9)
Common Stock	H-Plus Holdings Ltd.(10) 7F, J-Tower, 158-3, Seokchon-Dong Songpa-Gu, Seoul Korea	5,000,000 (11)	25.7% (11)
Common Stock	HDH Group, LLC (12) 3801 Albert Matthews Road Columbia, TN USA 38401	883,158 (13)	6.1%

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

(2)   Based on the 14,470,378 shares of our common stock issued and outstanding as of January 11, 2010. Percent column adds to greater than 100% because certain share holdings are reported as beneficially owned by more than one shareholder listed in this table.

(3)   Each of Mr. Harrison and Mr. Potter holds options to purchase 10,000 shares at an exercise price of $1.40 per share, expiring on April 11, 2013.

(4)   Mr. Shin holds (i) 2,000,000 shares, (ii) warrants to purchase 2,000,000 shares at an exercise price of $0.20 per share, expiring on October 7, 2011, and (iii) options to purchase 10,000 shares at $1.40 per share, expiring on April 11, 2013. In addition, Mr. Shin is a director, senior officer and shareholder of Somo Petroleum Co., Ltd., a private Korean company that owns 571,429 shares. However, Mr. Shin disclaims beneficial ownership of the shares held by Somo as voting and dispositive power in these shares resides with Somo.

(5)   These 11,401,429 shares consist of: (i) 1,091,429 shares held by Mr. Hur, (ii) 500,000 shares issuable to Mr. Hur upon exercise of share purchase warrants at an exercise price of $0.20 per share, expiring on May 12, 2011, (iii) 10,000 shares issuable upon exercise of options exercisable at $1.40 per share, expiring on April 11, 2013, (iv) 2,500,000 shares held by H. Plus Holdings Ltd. ("H-Plus Holdings"), which is wholly owned by Mr. Hur, (v) 2,500,000 shares issuable to H-Plus Holdings upon exercise of share purchase warrants at an exercise price of $0.20 per share, expiring on October 7, 2011, (vi) 2,400,000 shares held by H-Plus Eco Ltd. ("H-Plus Eco"), of which Mr. Hur is the Chief Executive Officer and a director, and (vii) 2,400,000 shares issuable to H-Plus Eco upon exercise of share purchase warrants (including 1,500,000 shares issuable at an exercise price of $2.50 per share, expiring on May 14, 2010, 500,000 shares issuable at an exercise price of $0.20 per share, expiring on May 12, 2011, and 400,000 shares issuable at an exercise price of $0.20 per share, expiring on September 4, 2011).

(6)   This figures represents (i) 7,991,429 shares, (ii) 40,000 shares issuable upon exercise of options and (iii) 7,400,000 shares issuable upon exercise of warrants.

(7)   An Australian corporation of which Stephen Harrison, one of our directors, is a shareholder and director. Mr. Harrison disclaims beneficial ownership over these shares as voting power in these shares resides with such corporation.

(8)   A Korean corporation of which Jahong Hur, one of our directors, is the Chief Executive Officer and a director.

(9)   Includes (i) 2,400,000 shares held by H-Plus Eco and (ii) 2,400,000 shares issuable to H-Plus Eco upon exercise of share purchase warrants (including 1,500,000 shares issuable at an exercise price of $2.50 per share, expiring on May 14, 2010, 500,000 shares issuable at an exercise price of $0.20 per share, expiring on May 12, 2011, and 400,000 shares issuable at an exercise price of $0.20 per share, expiring on September 4, 2011). These shares are also reported under the holdings of Mr. Hur above.

(10) A Korean corporation wholly owned by Jahong Hur.

(11)  Includes (i) 2,500,000 shares held by H. Plus Holdings and (ii) ) 2,500,000 shares issuable to H-Plus Holdings upon exercise of share purchase warrants at an exercise price of $0.20 per share, expiring on October 7, 2011. These shares are also reported under the holdings of Mr. Hur above.

(12) A Tennessee corporation over which H. Dean Haley, one of our former directors and officer, has voting and dispositive power.

(13) This figure represents 863,158 shares of common stock and stock options to purchase 20,000 shares of our common stock at an exercise price of $1.40 per share until June 19, 2013.

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

We had transactions with certain of our officers and directors during our fiscal years ended September 30, 2009 and 2008 as follows:

As at September 30, 2009, directors' fees of $127,000 (2008-$138,660) were charged to general and administration expenses. Unpaid director's fees of $170,333 (2008 - $38,333) are due to five directors, which was included in accounts payable and accrued liabilities as at September 30, 2009. The break-down of this $170,333 in unpaid directors fees is as follows:

  Paul Brock: (35,000);

  Stephen Harrison: (35,000);

  William Potter: (35,000);

  Joo-So Shin: (43,333); and

  Jahong Hur: (25,000).

As at September 30, 2009, the Company received $500,000 from H-Plus Holding, which is controlled by one of our directors, Mr. Hur. The advance was used to subscribe for 500,000 units of the Company's common stock issued subsequent to September 30, 2009.

As at September 30, 2009, a management fee of $24,538 (2008-$Nil) charged to general and administration expenses was incurred to an officer of the Company (Mr. Kim). As at the September 30, 2009, $8,860 (2008-$Nil) payable to Mr. Kim was included in accounts payable.

On September 4, 2009, the Company received cash proceeds of $80,000 and issued 400,000 units at $0.20 per unit. Each unit consisted of one common share and one common share purchase warrant to acquire one additional share at $0.20 per share expiring on September 4, 2011. The proceeds were received from H-Plus Eco Ltd., a company whose President and Chief executive Officer (Mr. Hur) is also a director of our Company.

On August 28, 2009 the Company signed settlement agreement Mr. Haley, a former director of the Company. The Company agreed to pay $10,000 cash (paid before September 30, 2009) and issue 125,000 common shares of the Company for settlement of outstanding payable to the former director (issued subsequent to September 30, 2009).

On May 12, 2009, the Company received cash proceeds of $260,000 and issued 1,300,000 units at $0.20 per unit. Each unit consisted of one common share and one common share purchase warrant to acquire one additional share at $0.20 per share expiring on May 12, 2011 ($50,000 of the proceeds were received from Mr. Hur, a director of our Company, and a further $50,000 of the proceeds were received from H-Plus Eco Ltd., a company whose President and Chief executive Officer (Mr. Hur) is also a director of our Company.

On June 19, 2008, the Board of Directors granted (effective June 19, 2008) fully vested stock options to Don Ceci, former President and CEO, and Dean Haley, former Chairman, to purchase up to an aggregate each of 20,000 common shares of the common stock of the Company, at a exercise price of the closing price of the Company's common shares on the OTC Bulletin on June 19, 2008 ($1.40 per share), for an entire period of up to five years commencing on June 19, 2008, all in accordance with the terms and conditions of the Company's present Stock Incentive Plan.

On May 14, 2008, the Company received $1,500,000 and issued 1,500,000 units at $1.00 per unit. Each unit contained one common share and one common share purchase warrant to acquire one additional share at $2.50 per share expiring on May 14, 2010. The proceeds were received from H-Plus Eco Ltd., a company whose President and Chief executive Officer (Mr. Hur) is also a director of our Company.

On April 8, 2008, the Board of Directors granted (effective April 11, 2008) fully vested stock options to each of the five current independent Directors of the Company to purchase up to an aggregate each of 10,000 common shares of the common stock of the Company, at a exercise price of the closing price of the Company's common shares on the OTC Bulletin Board on April 11, 2008 ($1.60 per share), for an entire period of up to five years commencing on April 11, 2008, all in accordance with the terms and conditions of the Company's present Stock Incentive Plan.

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES

Dale Matheson Carr-Hilton LaBonte LLP served as our independent registered public accounting firm and audited our financial statements for the fiscal years ended September 30, 2009 and 2008. Aggregate fees for professional services rendered to us by our auditor are set forth below:

	Year Ended September 30, 2009 (estimated)	Year Ended September 30, 2008
Audit Fees	$30,000	$26,000
Audit-Related Fees	$15,000	$19,000
Tax Fees	$10,000	$2,000
All Other Fees	$Nil	Nil
Total	$55,000	$47,000

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

ITEM 15.           EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-K:
Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended. (filed herewith)
3.2	Bylaws. (1)
10.1	Share Exchange Agreement among the Company, the Vendor, Power Air, the HDH Group and Dean Haley, dated for reference effective on August 22, 2005. (2)
10.2	Limited Exclusive Patent License Agreement between the Regents of the University of California and Power Air Tech, Inc., dated March 2001. (3)
10.3	Development and Pre-Manufacturing Agreement dated September 27, 2006 between the Company and Mid States Tool and Machine Inc. (4)

10.4	2006 Stock Incentive Plan. (5)
10.5

Financing Agreement dated March 4, 2007 among the Company, Paulson Investment Company, Inc. and High Capital Funding, LLC (including the form of the Secured Promissory Note, the form of the Equity Consideration Certificate, the form of the Security Agreement and the form of the Security and Pledge Agreement). (6)

10.6	Form of the Subscription Agreement between the Company and each of the purchasers for the April 2007 Note and the Equity Consideration Certificates. (6)
10.7	Form of the $0.35 Unit Private Placement Subscription Agreement between the Company and each of the purchasers of the Units under the June 2007 Private Placement Offering. (7)
10.8	Form of the Non-U.S. Share Purchase Warrant Certificate utilized with the June 2007 Private Placement Offering. (7)
10.9	Form of the $0.10 Unit Private Placement Subscription Agreement between the Company and the purchaser of the Units under the May 2008 Private Placement Offering. (8)
10.10	Form of the Share Purchase Warrant Certificate utilized with the May 2008 Private Placement Offering. (8)
21.1	Subsidiaries of the Company: Power Air Tech, Inc. (Delaware) (100%) Power Air (Canada) Corp. (British Columbia) (50%)
23.1	Auditor's Consent. (filed herewith)
31.1	Certification of Chief Executive Officer/Chief Financial Officer. (filed herewith)
32.1	Certification of Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

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
(4)   Previously filed with the SEC as an exhibit to our Form 10-KSB as originally filed with the SEC on January 10, 2007.
(5)   Previously filed with the SEC as an exhibit to our Form S-8 as originally filed with the SEC on July 3, 2006.
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

POWER AIR CORPORATION

By:       "Hak Jin Kim"
             Name:    Hak Jin Kim
             Title:       President, Chief Executive Officer, Secretary,
                            Treasurer, Chief Financial Officer and a director
             Date:       January 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:        "Hak Jin Kim"
             Name:    Hak Jin Kim
             Title:       President, Chief Executive Officer, Secretary,
                            Treasurer, Chief Financial Officer and a director
             Date:       January 12, 2010

By:        "Stephen Harrison"
             Name:    Stephen Harrison
             Title:       Director
             Date:       January 12, 2010

By:        "William J. Potter"
             Name:    William J. Potter
             Title:       Director
             Date:       January 12, 2010

__________