Form 10-Q/A
period 2009-06-30
POWER AIR CORP
filed 2010-02-03
CIK 1310261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

POWER AIR CORPORATION

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
June 30, 2009

EXPLANATORY NOTE

As disclosed in our Current Report on Form 8-K filed with the SEC on January 19, 2010, we concluded that our financial statements for the interim period ended June 30, 2009 (which were included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, as filed with the SEC on August 19, 2009), should no longer be relied upon because of an error contained in such financial statements. Specifically, such financial statements incorrectly provided for a write down of equipment in the amount of $257,207. This Quarterly Report on Form 10-Q/A (Amendment No. 1) is being filed to provide corrected financial statements for our quarterly period ended June 30, 2009 and to provide revised disclosure as appropriate to reflect such revisions to these financial statements.

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

PART I - FINANCIAL INFORMATION

Item 1.             Financial Statements

The following unaudited interim financial statements of Power Air Corporation (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

Power Air Corporation
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)
	June 30, 2009 (Restated, Note 8)	September 30, 2008

ASSETS

Current assets

Cash	$ 102,167	$ 543,941
Other current assets	26,013	107,516

Total current assets	128,180	651,457

Property and equipment (Note 2)	241,963	332,773

Total Assets	$ 370,143	$ 984,230

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities

Accounts payable (Notes 4 and 5)	$ 368,868	$ 93,303
Accrued liabilities (Note 5)	605,558	305,767
Total Current Liabilities	974,426	399,070

Stockholders' equity (deficit)

Common stock, 375,000,000 shares authorized, $0.001 par value;
94,453,675 and 81,453,675 shares issued and outstanding respectively(Note 3)	94,453	81,453
Additional paid-in capital	22,523,031	22,276,031
Deficit accumulated during the development stage	(23,221,767)	(21,772,324)

Total Stockholders' Equity (Deficit)	(604,283)	585,160

Total Liabilities and Stockholders' Equity	$ 370,143	$ 984,230

Commitments (Note 5)

Subsequent Event (Note 7)

The accompanying notes are an integral part of the consolidated financial statements

Power Air Corporation
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended June 30, 2009 (Restated, Note 8)	Three Months Ended June 30, 2008	Nine Months Ended June 30, 2009 (Restated, Note 8)	Nine Months Ended June 30, 2008	From October 15, 1997 (Date of Inception) to June 30, 2009 (Restated, Note 8)

Revenues
Sales	$ -	$ -	$ 3,824	$ -	$ 3,824
Cost of goods sold	-	-	(3,074)	-	(3,074)
Gross Profit	-	-	750	-	750

Expenses

Depreciation and amortization	24,009	24,552	76,330	70,535	236,988
Development and engineering	(84,943)	288,097	208,479	812,117	5,586,891
General and administrative	141,342	564,470	827,692	1,406,144	11,494,606
License fees (Note 5)	25,000	26,377	78,425	79,622	624,409
Marketing and selling	-	51,729	30,432	253,035	1,654,691
Interest and finance fees	1,045	(3,835)	(681)	(38,235)	3,395,416
Obligation on abandoned leases (Note 5)	185,000	-	185,000	-	185,000
Write down of equipment (Note 2)	44,516	-	44,516	-	44,516

Total Expenses	(335,969)	951,390	1,450,193	2,583,218	23,222,517

Net Loss	$ (335,969)	$ (951,390)	$ (1,449,443)	$(2,583,218)	$ (23,221,767)

Net Loss Per Share	(0.00)	(0.01)	(0.00)	(0.04)

Weighted Average Shares Outstanding	81,453,675	69,091,038	81,705,659	67,329,587

The accompanying notes are an integral part of the consolidated financial statements

Power Air Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended June 30, 2009	Nine Months Ended June 30, 2008	From October 15, 1997 (Date of Inception) to June 30, 2009

Operating Activities:

Net Loss	$ (1,449,443)	$ (2,583,218)	$ (23,221,767)

Adjustments to reconcile net loss to cash used in operating activities
Amortization of deferred financing costs	-	-	3,281,323
Amortization of property and equipment	76,330	70,535	236,987
Shares and warrants issued for consulting services	-	-	196,772
Shares issued for employee bonus	-	-	288,000
Stock based compensation	-	163,503	2,497,534
Expenses settled with issuance of common shares	-	34,897	2,195,114
Obligation on abandoned leases	185,000	-	185,000
Write down of equipment	44,516	-	44,516

Changes in operating assets and liabilities

Other current assets	81,503	8,273	(1,013)
Accounts payable and accrued liabilities	390,356	(68,629)	858,256

Net Cash Used in Operating Activities	(671,738)	(2,374,639)	(13,439,278)

Investing Activities:

Purchases of equipment	(30,036)	(130,451)	(523,466)

Net Cash Used in Investing Activities	(30,036)	(130,451)	(523,466)

Financing Activities:

Proceeds from related party loans	-	-	3,898,090
Repayment of related party loans	-	-	(157,094)
Proceeds from promissory notes	-	-	2,190,000
Repayment of promissory notes	-	-	(2,190,000)
Proceeds from issuance of common stock	260,000	1,500,000	10,979,926
Debt issuance costs	-	-	(357,317)
Deferred financing costs	-	-	(28,047)
Share issuance costs	-	-	(270,647)

Net Cash Provided by Financing Activities	260,000	1,500,000	14,064,911

Increase (decrease) in Cash	(441,774)	(1,005,090)	102,167

Cash, Beginning	543,941	2,260,326	-

Cash, Ending	$ 102,167	$ 1,255,,236	102,167

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

Power Air Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2009

2.      Equipment

	Cost	Accumulated Depreciation	Net Carrying Value June 30, 2009	Net Carrying Value September 30, 2008

Computer hardware	$ 52,748	$ 30,526	$ 22,222	$ 28,322
Computer software	14,199	7,149	7,050	9,186
Furniture, equipment and machinery	371,225	158,534	212,691	249,053
Leasehold improvements	-	-	-	46,212

	$ 438,172	$ 196,209	$ 241,963	$ 332,773

During the quarter, the Company closed its Livermore office. The Company transferred all computer hardware and software to the office in Canada, which resulted in write down of equipment for $44,516.

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

7     Subsequent Event

In July 2009, the Company received $80,000 advance from a major shareholder with no specific term of repayment.

8     Restatements

During the recently completed year end audit, the Company identified errors in recording write down of equipment. It was determined that a restatement of the unaudited interim financial statements for the three months ended June 30, 2009 and the nine months ended September 30, 2009 was necessary to correct errors in the previously issued financial statements. Corrections to the unaudited interim financial statements have been made as follows:

Consolidated Statement of Operations

Three Months Ended June 30, 2009
	As reported	Adjustment	As restated

Expenses

Write down of equipment	$ 257,207	$ (212,691)	$ 44,516

Total Expenses	(548,660)	212,691	(335,969)

Net Loss	$ (548,660)	$ 212,691	$ (335,969)

Net Loss Per Share	$ (0.00)		$ (0.00)

Nine Months Ended June 30, 2009
	As reported	Adjustment	As restated

Expenses

Write down of equipment	$ 257,207	$ (212,691)	$ 44,516

Total Expenses	(1,662,884)	212,691	(1,450,193)

Net Loss	$ (1,662,134)	$ 212,691	$ (1,449,443)

Net Loss Per Share	$ (0.00)		$ (0.00)

8     Restatements (Cont'd)

	From October 15, 1997 (Date of Inception) to June 30, 2009
	As reported	Adjustment	As restated

Expenses

Write down of equipment	$ 257,207	$ (212,691)	$ 44,516

Total Expenses	(23,435,208)	212,691	(23,222,517)

Net Loss	$(23,434,458)	212,691	$ (23,221,767)

Consolidated Balance Sheet

	June 30, 2009
	As reported	Adjustment	As restated

Property and equipment	$ 29,272	$ 212,691	$ 241,963

Total Assets	$ 157,452	$ 212,691	$ 370,143

Deficit accumulated during the development stage	(23,434,458)	212,691	(23,221,767)

Total Stockholders' Deficit	(816,974)	212,691	(604,283)

Total Liabilities and Stockholders' Equity	$ 157,452	$ 212,691	$ 370,143

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

Results of Operations

The following sets table sets out our consolidated losses for the periods indicated:
	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Nine Months Ended June 30, 2009	Nine Months Ended June 30, 2008	From October 15, 1997 (Date of Inception) to June 30, 2009

Revenues
Sales	$ -	$ -	$ 3,824	$ -	$ 3,824
Cost of goods sold	-	-	(3,074)	-	(3,074)
Gross Profit	-	-	750	-	750

Expenses

Depreciation and amortization	24,009	24,552	76,330	70,535	236,988
Development and engineering	(84,943)	288,097	208,479	812,117	5,586,891
General and administrative	141,342	564,470	827,692	1,406,144	11,494,606
License fees	25,000	26,377	78,425	79,622	624,409
Marketing and selling	-	51,729	30,432	253,035	1,654,691
Interest and finance fees	1,045	(3,835)	(681)	(38,235)	3,395,416
Obligation on abandoned leases	185,000	-	185,000	-	185,000
Write down of equipment	44,516	-	44,516	(38,235)	44,516

Total Expenses	(335,969)	951,390	1,450,193	2,583,218	23,222,517

Net Loss	$ (335,969)	$ (951,390)	$ (1,449,443)	$ (2,583,218)	$ (23,221,767)

Nine Months Ended June 30, 2009 Compared to the Nine Months Ended June 30, 2008

We recorded a net loss of $1,449,443 for the nine months ended June 30, 2009 as compared to a net loss of $2,583,218 for the nine months ended June 30, 2008. The decrease in net loss was primarily due to a decrease in development and engineering expenses, general and administrative expenses, and marketing and selling expenses between these two periods.

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

During the nine months ended June 30, 2008, the Company closed its Livermore office, which resulted in the recording of an obligation on abandoned lease of $185,000 for the nine months ended June 30, 3009 (2008 - $nil). The Company transferred all computer hardware and software to the office in Canada, which resulted in write down of equipment for $44,516 during the nine months ended June 30, 2009 (2008 - $nil).

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

We recorded a net loss of $335,969 for the three months ended June 30, 2009 as compared to a net loss of $951,390 for the three months ended June 30, 2008. The decrease in net loss was primarily due to a decrease in development and engineering expenses, general and administrative expenses, and marketing and selling expenses between these two periods.

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

During the three months ended June 30, 2008, the Company closed its Livermore office which resulted in the recording of an obligation on abandoned lease of $185,000 for the nine months ended June 30, 3009 (2008 - $nil). The Company transferred all computer hardware and software to the office in Canada, which resulted in write down of equipment for $44,516 during the nine months ended June 30, 2009 (2008 - $nil).

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

Going Concern

We currently have no sources of revenue to provide incoming cash flows to sustain future operations. Our ability to emerge from the development stage with respect to any planned principal business activity is dependent upon whether we are successful in efforts to enter into OEM joint venture agreements, to raise additional equity financing and generate revenue, cash flow and attain profitable operations. There can be no assurance that we will be able to complete any of the above objectives. In particular, if we are not able to raise additional capital, these objectives will not be met. These factors raise substantial doubt regarding our ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis, which implies that we will continue to realize assets and discharge liabilities in the normal course of business. As at June 30, 2009 we had accumulated losses of $23,221,767 since inception with $102,167 cash on hand and a $846,246 working capital deficit. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

In their report with respect to our audited financial statements for the period from inception to September 30, 2008, our auditors have expressed substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We have incurred net operating losses totaling $23,221,767 since inception to June 30, 2009.

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
Date: February 2, 2010