Form 10-Q
period 2009-12-31
POWER AIR CORP
filed 2010-02-16
CIK 1310261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

☐          TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number:         000-51256

POWER AIR CORPORATION
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization )	98-0433974 (I.R.S. Employer Identification No.)
Suite 125-9 Burbidge Street Coquitlam, British Columbia, Canada (Address of principal executive offices)	V3K 7B2 (Zip Code)
(604) 468-7771 (Registrant's telephone number, including area code)
Not Applicable (Former name, former address and formal fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                                                                                                              Yes [  ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,470,378 shares of common stock as of February 15, 2010.

POWER AIR CORPORATION

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
December 31, 2009

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

 -our capital needs;

-business plans; and

-expectations.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Some of the risks and assumptions include:

 -our need for additional financing;

-our limited operating history;

-our history of operating losses;

-the competitive environment in which we operate;

-changes in governmental regulation and administrative practices;

-our dependence on key personnel;

-conflicts of interest of our directors and officers;

-our ability to fully implement our business plan;

-our ability to effectively manage our growth; and

-other regulatory, legislative and judicial developments.

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

The following unaudited interim financial statements of Power Air Corporation (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

Power Air Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009
(Unaudited)

1.  Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the rules and regulations of the Securities and Exchange Commission.  They may not include all information and footnotes required by United States generally accepted accounting principles ("U.S. GAAP") for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the audited notes to the audited consolidated financial statements for the year ended September 30, 2009 included in the Company's Form 10-K filed with the Securities and Exchange Commission.  The unaudited interim financial statements should be read in conjunction with the information included in the Form 10-K filed on January 13, 2010.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include: estimates of loss contingencies, product warranties, product life cycles, product returns, and stock-based compensation forfeiture rates;. Actual results and outcomes may differ from management's estimates and assumptions. Operating results for the three months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010.

We evaluated events occurring between the end of our fiscal quarter, December 31, 2009 and February 16, 2010 when the financial statements were issued

Recent Adopted Accounting Pronouncements

In June 2009, the FASB issued the Accounting Standards Codification, which establishes a sole source of U.S. authoritative generally accepted accounting principles (GAAP). The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into approximately ninety    accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance.  The Company adopted the Codification in the quarter ended September 30, 2009.

Recent Accounting Guidance Not Yet Adopted

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for the Company beginning July 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe adoption of this new guidance will not have a material impact on our financial statements.

Power Air Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2009

(Unaudited)

2. Equipment

3. Common stock

On October 13, 2009, the Company issued 2,000,000 units at a subscription price of $0.20 per unit for proceeds of $400,000 to a director of the Company. Each unit consists of one share of common stock and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase an additional share of common stock at an exercise price of $0.20 per share until October 7, 2011.

On October 13, 2009, the Company issued 2,500,000 units at a subscription price of $0.20 per unit in  repayment of a $500,000 advance from a related party received prior to September 30, 2009. Each unit consists of one share of common stock and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase an additional share of common stock at an exercise price of $0.20 per share until October 7, 2011

On October 26, 2009, the Company issued 125,000 common shares according to the terms of a settlement agreement signed prior to September 30, 2009.

Stock Options

A summary of the Company's stock option activity is as follows:

`

Number of Options

 Weighted
 Average
 Exercise
 Price
$

 Balance, September 30, 2007
 Expired/cancelled
Issued

 311,500
 (270,500)
147,000

 6.20
 6.70
1.50

 Balance, September 30, 2008
Expired/cancelled

 188,000
(138,000)

 1.90
1.90

Balance, December 31, 2009and September 30, 2009

50,000

1.60

Power Air Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2009

(Unaudited)

3. Common stock (continued)

Stock Options (continued)

The following table summarizes stock options outstanding at December 31, 2009:

Number of Shares

Weighted Average Remaining Contractual Life (years)

50,000

3.28

Warrants

A summary of the Company's common share purchase warrant activity is as follows:

Number of Warrants

 Weighted Average
 Exercise
 Price
$

Balance, September 30, 2007

2,254,504

5.50

Expired

(200,220)

10.11

Issued

1,530,000

2.60

Balance, September 30, 2008

3,584,284

4.00

Expired

(2,084,284)

5.00

Issued

1,700,000

0.20

Balance, September 30, 2009

3,200,000

1.28

Issued

4,500,000

0.20

Balance, December 31, 2009

7,700,000

0.54

The following table summarizes warrants outstanding at December 31, 2009:

Number of Warrants

 Exercise Price
$

Expiry Date

1,500,000

2.50

May 14, 2010

1,300,000

0.20

May 12, 2011

400,000

0.20

September 4, 2011

2,500,000

0.20

October 7, 2011

2,000,000

0.20

October 7, 2011

7,700,000

Warrants outstanding have a weighted average remaining life of 1.42 years.

Power Air Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2009

(Unaudited)

4. Related Party Transactions and Balances

Director fees of $25,000 (2008-$25,000) were charged to operations. Unpaid director's fees of $195,333 are due to five directors at December 31, 2009 (September 30, 2009 - $170,333) and included in accounts payable and accrued liabilities.

Management fees of $10,418 (2008-$Nil) charged to general and administration expenses was incurred to an officer of the Company.  As at the December 31, 2009, $Nil (September 30, 2009-$8,860) payable to the officer was included in accounts payable.

5. Non-cash Investing and Financing Activities

During the quarter ended December 31, 2009, the Company issued 125,000 common shares according to the terms of settlement agreement signed with former director for $62,500.

During the quarter ended December 31, 2009, the Company issued 2,500,000 units  on repayment of a $500,000 advance from a related party.

6.  Subsequent Events

Subsequent to the quarter ended December 31, 2009, the Company received total proceed of $115,500 as proceeds for private placement and exercise of warrants.

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended December 31, 2009 and 2008 should be read in conjunction with our unaudited interim financial statements and related notes for the three months ended December 31, 2009 and 2008. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth below under the heading "Risk Factors".

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

We anticipate that our working capital at September 30, 2009 combined with a financing that is anticipated to close during the first half calendar 2010, will be sufficient to enable us to complete the design and testing of engineering prototypes.  Our ability to complete the certification and pilot production of commercial ZAFC generators will require that we obtain additional equity financing. We intend to raise additional equity financing to continue our technology and product development projects, to fund the manufacturing and packaging of our initial ZAFC Series inventories, to test and certify our auxiliary power packs, and to expand our engineering and sales/marketing headcount. However, we do not currently have such financing in place.

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

We plan to complete the following development work in order to achieve this objective:

Phase

 Description of
Development Phase

Description of Development Work

Planned Timing

11

Program Concept

We plan to complete the matching of engineering requirements and performance on key areas including electrolyte capacity and air cathode life - in parallel market opportunities with less stringent requirements will be evaluated and pursued if attractive

2010 / Q1-Q2

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

  Introduction:  $1000 - $1200 per kW

  Market Penetration: $800 - $1000 per kW

  Mass Market:  $600 - $800 per kW

Employees

As of December 31, 2009, we had nine full-time employees and one part-time employee.

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

Subject to the receipt of sufficient financing, we plan to spend approximately $3 million over the next twelve months in carrying out our plan of operations.  At December 31, 2009, we had cash of $208,206 and a working capital deficit of $437,101.  As such, we will need significant financing to pursue our plan of operations.  We intend to raise additional equity financing to continue our technology and product development projects, to fund the manufacturing and packaging of our initial inventories, and to expand our engineering and sales/marketing headcount.  However, we do not currently have such financing in place and there is no assurance we will be obtain to obtain sufficient financing.

Results of Operations

The following sets table sets out our consolidated losses for the periods indicated:

 Three
Months
Ended
December 31,
2009

 Three
Months
Ended
December 31,
2008

 From
October 15, 1997
(Date of Inception)
to December 31,
2009

Expenses

Depreciation and amortization

25,502

26,176

280,026

Development and engineering

157,487

122,635

5,786,418

General and administrative

170,229

339,454

11,976,275

License fees

-

25,000

650,297

Marketing and selling

11,985

15,478

1,668,078

Interest and finance fees

1,146

(2,203)

3,441,560

Total Expenses

366,349

526,540

23,802,654

Loss before other items

(366,349)

(526,540)

(23,802,654)

Other items

Write down of equipment

-

-

48,968

Write down of inventory

-

-

13,945

Gain on debt settlement

-

-

(13,556)

Interest and other income

-

(1,101)

(44,926)

-

(1,101)

4,431

Net Loss

$ (366,349)

$ (525,439)

$ (23,807,085)

Three Months Ended December 31 2009 Compared to the Three Months Ended December 31 2008

We recorded a net loss of $366,349 for the three months ended December 31 2009 as compared to a net loss of $525,439 for the three months ended December 31, 2008.  The decrease in net loss was primarily due to a decrease in general and administrative expenses between these two periods.

Development and engineering expenses increased to $157,487 for the three months ended December 31, 2009 from $122,635 during the three months ended December 31, 2008.

General and administrative expenses totaled $170,229 for the three months ended December 31, 2009 as compared to $339,454 for the three months ended December 31, 2008.  This decrease was the result of fewer employees and lower professional fees.

Marketing and selling expenses totaled $11,985 for the three months ended December 31, 2009, as compared to $15,478 for the three months ended December 31, 2008.

Liquidity and Capital Resources

The following table sets forth our cash and working capital as of December 31, 2009 and September 30, 2009:

 As of December 31, 2009
(Unaudited)

 As of September 30, 2008
(Audited)

Cash reserves

$208,206

$424,235

Working capital (deficit)

$(437,101)

$(928,326)

We must be able to raise additional working capital in order to have enough working capital to restart our various projects to then become a revenue generating company.

Going Concern

We currently have no sources of revenue to provide incoming cash flows to sustain future operations. Our ability to emerge from the development stage with respect to any planned principal business activity is dependent upon whether we are successful in efforts to enter into OEM joint venture agreements, to raise additional equity financing and generate revenue, cash flow and attain profitable operations. There can be no assurance that we will be able to complete any of the above objectives. In particular, if we are not able to raise additional capital, these objectives will not be met. These factors raise substantial doubt regarding our ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis, which implies that we will continue to realize assets and discharge liabilities in the normal course of business. As at December 31, 2009 we had accumulated losses of $23,807,085 since inception with $208,206 cash on hand and a $437,101 working capital deficit. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Net Cash Used In Operating Activities

Operating activities for the three months ended December 31, 2009 used cash of $548,101, compared to $439,512 for the three months ended December 31, 2008, which reflects our recurring losses. Operating activities have primarily used cash as a result of the development and engineering of our technology, marketing and trade shows and administrative and fund raising activities.

Net Cash Used In Investing Activities

Investing activities used $67,928 for the three months ended December 31, 2009, as compared to $28,396 for the three months ended December 31, 2008. This cash was used to purchase equipment.

Net Cash Provided by Financing Activities

As we have had virtually no revenues since inception, we have financed our operations primarily by using existing capital reserves, entering into settlements with debtors, obtaining debt financing and through private placements of our common shares.  Net cash provided by financing activities during the three months ended December 31, 2009 was $400,000, as compared to $nil during the three months ended December 31, 2008, in each case as a result of proceeds from the issuance of our common stock.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. At December 31, 2009, the Company had no cash equivalents.

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

Recently Adopted Accounting Standards

In June 2009, the FASB issued the Accounting Standards Codification, which establishes a sole source of U.S. authoritative generally accepted accounting principles (GAAP). The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into approximately ninety    accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance.  The Company adopted the Codification in the quarter ended September 30, 2009.

Recent Accounting Standards Not Yet Adopted

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for the Company beginning July 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe adoption of this new guidance will not have a material impact on our financial statements.

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

Item 4.             Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Mr. Hak Jin Kim, our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this report, based on his evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 and 15d-15, due to the material weakness in our internal control over financial reporting as reported in our Annual Report on Form 10-K for our year ended September 30, 2009, as previously filed with the SEC, specifically:  1) inadequate segregation of duties consistent with control objectives; (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of certain US GAAP and SEC disclosure requirements; and (3) ineffective controls over period end financial disclosure and reporting processes.

As previously disclosed in our Annual Report on Form 10-K for our year ended September 30, 2009, we are committed to improving our financial organization. As funds become available, we will undertake to: (1) create a position to segregate duties consistent with control objectives, (2) increase our personnel resources and technical accounting expertise within the accounting function, and (3) prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

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

Item 1A.           Risk Factors

Not required because we are a smaller reporting company.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

On October 13, 2009, the Company issued 2,000,000 units at a subscription price of $0.20 per unit to one subscriber for proceeds of $400,000 to a director of the Company. Each unit consists of one share of common stock and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase an additional share of common stock at an exercise price of $0.20 per share until October 7, 2011. These shares were issued to under an exemption from the registration requirements of the U.S. Securities Act pursuant to Regulation S.
On October 13, 2009, the Company issued 2,500,000 units at a subscription price of $0.20 per unit to one subscriber in  repayment of a $500,000 advance from a related party received prior to September 30, 2009. Each unit consists of one share of common stock and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase an additional share of common stock at an exercise price of $0.20 per share until October 7, 2011  These shares were issued to under an exemption from the registration requirements of the U.S. Securities Act pursuant to Regulation S.

On October 26, 2009, the Company issued 125,000 common shares to one subscriber at a deemed issuance price of $0.20 per share according to the terms of a settlement agreement signed prior to  September 30, 2009.  These shares were issued to under an exemption from the registration requirements of the U.S. Securities Act pursuant to Rule 506 thereunder for issuances to an accredited investor

Item 3.             Defaults Upon Senior Securities

None.

Item 4.             Submission of Matters to a Vote of Securities Holders

None.

Item 5.             Other Information

None.

Item 6.             Exhibits

 Exhibit
Number

Description of Exhibit

3.1

Articles of Incorporation, as amended. (1)

3.2

Bylaws. (2)

10.1

Share Exchange Agreement among the Company, the Vendor, Power Air, the HDH Group and Dean Haley, dated for reference effective on August 22, 2005. (3)

10.2

Limited Exclusive Patent License Agreement between the Regents of the University of California and Power Air Tech, Inc., dated March 2001. (4)

10.3

Development and Pre-Manufacturing Agreement dated September 27, 2006 between the Company and Mid States Tool and Machine Inc. (5)

10.4

2006 Stock Incentive Plan. (6)

10.5

Financing Agreement dated March 4, 2007 among the Company, Paulson Investment Company, Inc. and High Capital Funding, LLC (including the form of the Secured Promissory Note, the form of the Equity Consideration Certificate, the form of the Security Agreement and the form of the Security and Pledge Agreement). (7)

10.6

Form of the Subscription Agreement between the Company and each of the purchasers for the April 2007 Note and the Equity Consideration Certificates. (7)

10.7

Form of the $0.35 Unit Private Placement Subscription Agreement between the Company and each of the purchasers of the Units under the June 2007 Private Placement Offering. (8)

10.8

Form of the Non-U.S. Share Purchase Warrant Certificate utilized with the June 2007 Private Placement Offering. (8)

10.9

Form of the $0.10 Unit Private Placement Subscription Agreement between the Company and the purchaser of the Units under the May 2008 Private Placement Offering. (9)

10.10

Form of the Share Purchase Warrant Certificate utilized with the May 2008 Private Placement Offering. (9)

21.1

 Subsidiaries of the Company:
     Power Air Tech, Inc. (Delaware) (100%)
Power Air (Canada) Corp. (British Columbia) (50%)

31.1

Certification of Chief Executive Officer/Chief Financial Officer. (filed herewith)

32.1

Certification of Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

(1)  Previously filed with the SEC as an exhibit to our Form 10-K as originally filed with the SEC on January 13, 2010.

(2)  Previously filed with the SEC as an exhibit to our Registration Statement on Form SB-2 as originally filed with the SEC on December 2, 2004.

(3)   Previously filed with the SEC as an exhibit to our Current Report on Form 8-K as originally filed with the SEC on October 7, 2005.

(4)   Previously filed with the SEC as an exhibit to our Form SB-2 as originally filed with the SEC on June 12, 2006.

(5)   Previously filed with the SEC as an exhibit to our Form 10-KSB as originally filed with the SEC on January 10, 2007.

(6)   Previously filed with the SEC as an exhibit to our Form S-8 as originally filed with the SEC on July 3, 2006.

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

Date: February 16, 2010