Form 10-Q
period 2010-03-31
POWER AIR CORP
filed 2010-05-17
CIK 1310261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
                                                                                                                                                               Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,741,487 shares of common stock as of May 14, 2010.

POWER AIR CORPORATION

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
March 31, 2010

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

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements

The following unaudited interim financial statements of Power Air Corporation (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

Power Air Corporation
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	March 31, 2010	September 30, 2009
ASSETS
Current assets
Cash	$36,898	$424,235
Other current assets	30,293	27,263

Total current assets	67,191	451,498

Equipment (Note 2)	270,219	247,574

Total Assets	$337,410	$699,072

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$239,200	$482,895
Accrued liabilities (Note 6)	311,373	396,929
Advance from related party	-	500,000

Total Current Liabilities	550,573	1,379,824

Stockholders deficit
Common stock (Note 3) 37,500,000 shares authorized, $0.001 par value; 14,470,378 and 9,845,378 shares issued and outstanding respectively	14,470	9,845
Additional paid-in capital	23,635,514	22,687,639
Shares to be issued (Note 3)	315,333	62,500
Deficit accumulated during the development stage	(24,178,480)	(23,440,736)

Total Stockholders' Deficit	(213,163)	(680,752)

Total Liabilities and Stockholders' Deficit	$337,410	$699,072

The accompanying notes are an integral part of the consolidated financial statements

Power Air Corporation
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Six Months Ended March 31, 2010	Six Months Ended March 31, 2009	From October 15, 1997 (Date of Inception) March 31, 2010
Expenses
Depreciation and amortization	$26,950	$26,145	$52,452	$52,321	$306,976
Development and engineering	109,132	170,787	266,619	293,422	5,895,550
General and administrative (Note 4)	215,671	346,897	385,900	686,350	12,191,946
License fees	-	3,425	-	28,425	650,297
Marketing and selling	-	14,954	11,985	30,432	1,668,078
Interest and finance fees	19,642	477	20,788	(1,726)	3,461,202

Total Expenses	371,395	562,685	737,744	1,089,224	24,174,049

Loss before other items	(371,395)	(562,685)	(737,744)	(1,089,224)	(24,174,049)

Other items
Write down of equipment	-	-	-	-	48,968
Write down of inventory	-	-	-	-	13,945
Gain on debt settlement	-	-	-	-	(13,556)
Interest and other income (expense)	-	(350)	-	750	(44,926)

	-	(350)	-	750	4,431

Net Loss	$(371,395)	$(563,035)	$(737,744)	$(1,088,474)	$(24,178,480)

Net Loss Per Share	$ (0.03)	$ (0.07)	$ (0.05)	$ (0.13)

Weighted Average Shares Outstanding	13,799,182	8,145,368	14,131,092	8,145,368

The accompanying notes are an integral part of the consolidated financial statements

Power Air Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended March 31, 2010	Six Months Ended March 31, 2009	From October 15, 1997 (Date of Inception) to March 31, 2010
Operating Activities:
Net Loss	$(737,744)	$(1,088,474)	$(24,178,480)
Non-cash items
Amortization of deferred financing costs	-	-	3,281,323
Amortization of property and equipment	52,452	52,321	306,975
Write down of equipment	-	-	48,968
Write down of inventory	-	-	13,945
Shares and warrants issued for consulting services	-	-	196,772
Shares issued for employee bonus	-	-	288,000
Stock based compensation	-	-	2,497,534
Expenses settled with issuance of common shares	-	-	2,195,114
Changes in operating assets and liabilities
Other current assets	(3,030)	55,498	(19,238)
Accounts payable and accrued liabilities	(133,918)	468,075	877,236

Net Cash Used in Operating Activities (822,240)	(822,240)	(512,580)	(14,491,851)
Investing Activities:
Purchases of equipment	(75,097)	(30,036)	(626,162)

Net Cash Used in Investing Activities	(75,097)	(30,036)	(626,162)

Financing Activities:
Proceeds from related party loans	-	-	4,398,090
Repayment of related party loans	-	-	(157,094)
Proceeds from promissory notes	-	-	2,190,000
Repayments of promissory notes	-	-	(2,190,000)
Proceeds from issuance of common stock	515,000	-	11,574,926
Debt issuance costs	-	-	(357,317)
Deferred financing costs	-	-	(28,047)
Share issuance costs	(5,000)	-	(275,647)

Net Cash Used in Financing Activities	510,000	-	15,154,911

Increase (Decrease) in Cash	(387,337)	(542,616)	36,898
Cash, Beginning of Period	424,235	543,941	-

Cash, End of Period	$36,898	$1,325	$36,898

Cash paid for interest	$-	$-	$-

Cash paid in income taxes	$-	$-	$-

Non-cash Investing and Financing Activities - Note 5

The accompanying notes are an integral part of the consolidated financial statements

Power Air Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

1.       Accounting Policies

a)     Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the rules and regulations of the Securities and Exchange Commission.  They may not include all information and footnotes required by United States generally accepted accounting principles ("U.S. GAAP") for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the audited consolidated financial statements for the year ended September 30, 2009 included in the Company's Form 10-K filed with the Securities and Exchange Commission.  The unaudited interim financial statements should be read in conjunction with the information included in the Form 10-K filed on January 13, 2010.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include: estimates of loss contingencies, product warranties, product life cycles, product returns, and stock-based compensation forfeiture rates;. Actual results and outcomes may differ from management's estimates and assumptions. Operating results for the six months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010.

We evaluated events occurring between the end of our fiscal quarter, March 31, 2010 to the date of filing.

b)     Recent accounting pronouncements with future effective dates are not expected to have an impact on the Company's financial statements.

2.       Property and Equipment

3.       Common stock

a)     On October 13, 2009, the Company issued 2,000,000 units at a subscription price of $0.20 per unit for proceeds of $400,000from a director of the company. Each unit consists of one share of common stock and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase an additional share of common stock at an exercise price of $0.20 per share until October 7, 2011.

b)     On October 13, 2009, the Company issued 2,500,000 units at a subscription price of $0.20 per unit in  repayment of a $500,000 advance from a related party received prior to September 30, 2009. Each unit consists of one share of common stock and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase an additional share of common stock at an exercise price of $0.20 per share until October 7, 2011

c)     On October 26, 2009, the Company issued 125,000 common shares according to the terms of a settlement agreement signed before the September 30, 2009.

d)     During January 2010, the Company received total proceeds of $105,000 by subscriptions for 233,333 units at $0.45 per unit. Each unit consists of one share of common stock and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase an additional share of common stock at an exercise price of $0.45 per share until March 31, 2011. The Company agreed to issue 11,111shares with a market value of $0.45 per share and to pay $5,000 cash as finder's fees. As at March 31, 2010, the proceeds and finder's fees were recorded as shares to be issued. All shares were subsequently issued on April 1, 2010.

e)     During January 2010, the Company received proceeds of $10,000 by subscription for 50,000 units at $0.20 per unit. Each unit consists of one share of common stock and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase an additional share of common stock at an exercise price of $0.20 per share until March 31, 2011. As at March 31, 2010 the proceed was recorded as shares to be issued. All shares were subsequently issued on April, 2010.

f)     During March 2010 the Company signed debt settlement agreements with former and current directors. The Company agreed to issue 976,665 shares at $0.20 per share to settle all debt payable to the directors. As at March 31, 2010, total $195,333 was recorded as shares to be issued. All shares were subsequently issued on April 1, 2010.

g)       Stock Options

A summary of the Company's stock option activity is as follows:

`

Number of Options

 Weighted
Average
Exercise
Price
$

Balance, March 31, 2010 and September 30, 2009

50,000

1.60

The following table summarizes stock options outstanding at March 31, 2010:

Outstanding and Exercisable

Number of Shares

Weighted Average Remaining Contractual Life (years)

 Weighted Average Exercise Price
$

50,000

3.03

1.60

h)       Warrants

A summary of the Company's common share purchase warrant activity is as follows:

Number of Warrants

 Weighted Average
Exercise
Price
$

Balance, September 30, 2009

3,200,000

1.28

Issued

4,500,000

0.20

Balance, March 31, 2010

7,700,000

0.65

The following table summarizes warrants outstanding at March 31, 2010:

 Number
of
Warrants

 Exercise Price
$

Expiry Date

1,500,000

2.50

May 14, 2010

1,300,000

0.20

May 12, 2011

400,000

0.20

September 4, 2011

2,500,000

0.20

October 7, 2011

2,000,000

0.20

October 7, 2011

7,700,000

Warrants outstanding have a weighted average remaining life of 1.18 years.

4.       Related Party Transactions and Balances

a)     Director fees of $33,000 (2009-$50,000) were charged to general and administration expense. Unpaid director's fees of $8,000 at March 31, 2010 (September 30, 2009-$170,000)was included in accrued liabilities.

b)     Management fees of $15,518 (2008-$Nil) charged to general and administration expense was incurred to an former officer of the Company. As at March 31, 2010, $Nil (September 30, 2009-$8,860) payable to the former officer was included in accounts payable.

c)      Management fees of $3,724 (2008 - $Nil) charged to general and administration expense was incurred to an officer of Power Air (Canada) Corp ("PACC"), 50% owned by the Company.

d)      Refer to Note 3 (f).

5.       Non-cash Investing and Financing Activities

a)     During the quarter ended December 31, 2009, the Company issued 125,000 common shares according to the terms of settlement agreement signed with former director for $62,500.

b)     During the quarter ended December 31, 2009, the Company issued 2,500,000 units on repayment of a $500,000 advance from a related party.

c)      During the quarter ended March 31, 2010, the Company committed to issue 976,665 common shares according to the terms of settlement agreement signed with five directors for $195,333.

d)     During the quarter ended March 31, 2010, the Company committed to issue 11,111 common shares at $0.45 per share for finder's fee.

6.       Commitment

During March 2010, the Company signed a consulting agreement with an officer of PACC and agreed to pay $7,843 (CDN$8,000) per month until December 31, 2010 and $9,804 (CDN$10,000) per month commencing January 1, 2011 as consulting fees.  The Company also agreed to pay bonus of $49,020 (CDN$50,000) in cash if PACCC received government funding.

7.       Subsequent Events

a)     Subsequent to the quarter ended March 31, 2010, the Company received total of $100,000 as proceeds for private placements.

b)      Refer to Notes 3(d ) to (f).

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the six months ended March 31, 2010 and 2009 should be read in conjunction with our unaudited interim financial statements and related notes for the six months ended March 31, 2010 and 2009. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth below under the heading "Risk Factors".

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

We anticipate that we will require additional financing to enable us to complete the design and testing of engineering prototypes and to complete the certification and pilot production of commercial ZAFC generators.  We intend to raise additional equity financing to continue our technology and product development projects, to fund the manufacturing and packaging of our initial ZAFC Series inventories, to test and certify our auxiliary power packs, and to expand our engineering and sales/marketing headcount. However, we do not currently have such financing in place.

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

  Introduction:                      $1000 - $1200 per kW

  Market Penetration:           $800 - $1000 per kW

  Mass Market:                    $600 - $800 per kW

Employees

As of March 31, 2010, we had eight full-time employees and no part-time employees.

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

Subject to the receipt of sufficient financing, we plan to spend approximately $3 million over the next twelve months in carrying out our plan of operations.  At March 31, 2010, we had cash of $36,898 and a working capital deficit of $483,382.  As such, we will need significant financing to pursue our plan of operations.  We intend to raise additional equity financing to continue our technology and product development projects, to fund the manufacturing and packaging of our initial inventories, and to expand our engineering and sales/marketing headcount.  However, we do not currently have such financing in place and there is no assurance we will be obtain to obtain sufficient financing.

Results of Operations

The following sets table sets out our consolidated losses for the periods indicated:

 Three Months
Ended March
31, 2010

 Three Months
Ended March
31, 2009

 Six Months
Ended
March 31,
2010

 Six Months
Ended March
31, 2009

 From October
15, 1997 (Date
of Inception)
March 31,
2010

Expenses

Depreciation and amortization

$26,950

$26,145

$52,452

$52,321

$306,976

Development and engineering

109,132

170,787

266,619

293,422

5,895,550

General and administrative

215,671

346,897

385,900

686,350

12,191,946

License fees

-

3,425

-

28,425

650,297

Marketing and selling

-

14,954

11,985

30,432

1,668,078

Interest and finance fees

19,642

477

20,788

(1,726)

3,461,202

Total Expenses

371,395

562,685

737,744

1,089,224

24,174,049

Loss before other items

(371,395)

(562,685)

(737,744)

(1,089,224)

(24,174,049)

Other items

Write down of equipment

-

-

-

-

48,968

Write down of inventory

-

-

-

-

13,945

Gain on debt settlement

-

-

-

-

(13,556)

Interest and other income

-

(350)

-

750

(44,926)

-

(350)

-

750

4,431

Net Loss

$(371,395)

$(563,035)

$(737,744)

$(1,088,474)

$(24,178,480)

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

We recorded a net loss of $371,395 for the three months ended March 31, 2010 as compared to a net loss of $563,035 for the three months ended March 31, 2009.  The decrease in net loss was primarily due to a decrease in general and administrative expenses between these two periods.

Development and engineering expenses decreased to $109,132 for the three months ended March 31, 2010 from $170,787 during the three months ended March 31, 2009.  This decrease was due to our reduced operations between these two periods.

General and administrative expenses totaled $215,671 for the three months ended March 31, 2010 as compared to $346,897 for the three months ended March 31, 2009.  This decrease was the result of fewer employees and lower professional fees.

Six Months Ended March 31, 2010 Compared to the Six Months Ended March 31, 2009

We recorded a net loss of $737,744 for the six months ended March 31, 2010 as compared to a net loss of $1,088,474 for the six months ended March 31, 2009.  The decrease in net loss was primarily due to a decrease in general and administrative expenses and marketing and selling expenses between these two periods.

Development and engineering expenses decreased to $266,619 for the six months ended March 31, 2010 from $293,422 during the six months ended March 31, 2009.  This decrease was due to our reduced operations between these two periods.

General and administrative expenses totaled $385,900 for the six months ended March 31, 2010 as compared to $686,350 for the six months ended March 31, 2009.  This decrease was the result of fewer employees and lower professional fees.

Liquidity and Capital Resources

The following table sets forth our cash and working capital as of March 31, 2010 and September 30, 2009:

 As of March 31, 2010
(Unaudited)

 As of September 30, 2008
(Audited)

Cash reserves

$36,898

$424,235

Working capital (deficit)

$(483,382)

$(928,326)

We must be able to raise additional working capital in order to have enough working capital to restart our various projects to then become a revenue generating company.

Going Concern

We currently have no sources of revenue to provide incoming cash flows to sustain future operations. Our ability to emerge from the development stage with respect to any planned principal business activity is dependent upon whether we are successful in efforts to enter into OEM joint venture agreements, to raise additional equity financing and generate revenue, cash flow and attain profitable operations. There can be no assurance that we will be able to complete any of the above objectives. In particular, if we are not able to raise additional capital, these objectives will not be met. These factors raise substantial doubt regarding our ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis, which implies that we will continue to realize assets and discharge liabilities in the normal course of business. As at March 31, 2010 we had accumulated net losses of $24,178,480 since inception with $36,898 cash on hand and a $483,382 working capital deficit. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Net Cash Used In Operating Activities

Operating activities for the six months ended March 31, 2010 used cash of $822,240, compared to $512,580 for the six months ended March 31, 2009, which reflects our recurring losses. Operating activities have primarily used cash as a result of the development and engineering of our technology, marketing and trade shows and administrative and fund raising activities.

Net Cash Used In Investing Activities

Investing activities used $75,097 for the six months ended March 31, 2010, as compared to $30,036 for the six months ended March 31, 2009.  This cash was used to purchase equipment.

Net Cash Provided by Financing Activities

As we have had virtually no revenues since inception, we have financed our operations primarily by using existing capital reserves, entering into settlements with debtors, obtaining debt financing and through private placements of our common shares.  Net cash provided by financing activities during the six months ended March 31, 2010 was $510,000, as compared to $Nil during the six months ended March 31, 2009, as a result of proceeds from the issuance of our common stock.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. At March 31, 2010, the Company had no cash equivalents.

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

Item 4.             Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Dr. Kwang Seop Jung, our principal executive officer, and Seidal Bae, our principal financial officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 and 15d-15, due to the material weakness in our internal control over financial reporting as reported in our Annual Report on Form 10-K for our year ended September 30, 2009, as previously filed with the SEC, specifically:  1) inadequate segregation of duties consistent with control objectives; (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of certain US GAAP and SEC disclosure requirements; and (3) ineffective controls over period end financial disclosure and reporting processes.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to a private placement approved by our Board of Directors on March 8, 2010, on April 1, 2010 the Company issued 233,333 units at a subscription price of $0.45 per unit for proceeds of $105,000 to two subscribers. Each unit consists of one share of common stock and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase an additional share of common stock at an exercise price of $0.45 per share until March 8, 2011. The units were issued to the subscribers under an exemption from the registration requirements of the U.S. Securities Act pursuant to Regulation S based on representations and warranties made by the subscribers in their respective subscription agreements with the Company.

On March 8, 2010 our Board of Directors also approved the issuance of 11,111 shares at a deemed issuance price of $0.45 per share for total deemed proceeds of $5,000 to one subscriber as a finder's fee in connection with the $0.45 unit private placement described in the preceding paragraph.  The shares were issued on April 1, 2010 to the subscriber under an exemption from the registration requirements of the U.S. Securities Act pursuant to Regulation S based on representations and warranties made by the subscriber in its subscription agreement with the Company.

Pursuant to a private placement approved by our Board of Directors on March 8, 2010, on April 1, 2010 the Company issued 50,000 units at a subscription price of $0.20 per unit for proceeds of $10,000 to one subscriber. Each unit consists of one share of common stock and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase an additional share of common stock at an exercise price of $0.20 per share until March 8, 2011. The units were issued to the subscriber under an exemption from the registration requirements of the U.S. Securities Act pursuant to Regulation S based on representations and warranties made by the subscriber in its subscription agreement with the Company.

On March 8, 2010 our Board of Directors approved the issuance of 976,665 shares at a deemed issuance price of $0.20 per share for total deemed proceeds of $195,333 to five subscribers in settlement of outstanding debt to such subscribers.  The shares were issued on April 1, 2010.  The shares were issued to four of the subscribers under an exemption from the registration requirements of the U.S. Securities Act pursuant to Regulation S and to the remaining subscriber under an exemption from the registration requirements of the U.S. Securities Act pursuant to Rule 506 for accredited investors, in each case based on representations and warranties made by the subscribers in their respective subscription agreements with the Company.  Four of the subscribers were directors of the Company at the time the issuance was approved by the Board of Directors.  The remaining subscriber was a former director of the Company.

Item 3.             Defaults Upon Senior Securities

None.

Item 4.              (Removed and Reserved)

Not Applicable.

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

POWER AIR CORPORATION

By:  /s/ Kwang Seop Jung

Kwang Seop Jung

President Chief Executive Officer and a director

Date: May 14, 2010

By:  /s/ Seidal Bae

Seidal Bae

Secretary, Chief Financial Officer and a director

Date: May 14, 2010