Form 10-Q
period 2010-06-30
POWER AIR CORP
filed 2010-08-16
CIK 1310261

PDF (as a courtesy)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,741,487 shares of common stock as of August 12, 2010.

POWER AIR CORPORATION

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
June 30, 2010

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties outlined in our annual report on Form 10-K for the fiscal year ended September 30, 2009 under "Risk Factors" (Item 1A of the Form 10-K). These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this quarterly report. Forward-looking statements in this quarterly report include, among others, statements regarding:

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

We advise the reader that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Important factors that you should also consider, include, but are not limited to, the factors discussed under "Risk Factors" in our most recent annual report on Form 10-K.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Power Air Corporation (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

Power Air Corporation
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	June 30, 2010	September 30, 2009
ASSETS
Current assets
Cash	$ 5,552	$ 424,235
Other current assets	14,992	27,263
Total current assets	20,544	451,498

Equipment (Note 2)	209,132	247,574
Total assets	$ 229,676	$ 699,072

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$ 205,830	$ 482,895
Accrued liabilities (Note 4)	317,946	396,929
Advance from related party	-	500,000
Total current liabilities	523,776	1,379,824

Stockholders' deficit
Common stock (Note 3) 37,500,000 shares authorized, $0.001 par value; 15,741,487 and 9,845,378 shares issued and outstanding, respectively	15,741	9,845
Additional paid-in capital	23,949,576	22,687,639
Shares to be issued (Note 3)	200,000	62,500
Deficit accumulated during the development stage	(24,459,417)	(23,440,736)
Total stockholders' deficit	(294,100)	(680,752)
Total liabilities and stockholders' deficit	$ 229,676	$ 699,072

The accompanying notes are an integral part of the consolidated financial statements

Power Air Corporation
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Nine Months Ended June 30, 2010	Nine Months Ended June 30, 2009	From October 15, 1997 (Date of Inception) June 30, 2010
Expenses
Depreciation and amortization	$ 24,421	$ 24,009	$ 76,873	$ 76,330	$ 331,397
Development and engineering	104,906	(84,943)	371,525	208,479	6,000,456
General and administrative (Note 4)	141,278	141,342	527,178	827,692	12,333,224
License fees	-	25,000	-	78,425	650,297
Marketing and selling	-	-	11,985	30,432	1,668,078
Interest and finance fees	1,363	1,045	22,151	(681)	3,462,565

Total expenses	271,968	106,453	1,009,712	1,220,677	24,446,017
Loss before other items	(271,968)	(106,453)	(1,009,712)	(1,220,677)	(24,446,017)

Other items
Write-down of equipment	-	44,516	-	44,516	48,968
Write-down of inventory	-	-	-	-	13,945
Gain on debt settlement	-	-	-	-	(13,556)
Obligation on abandoned lease	-	-	-	185,000	-
Interest and other expense (income)	8,969	-	8,969	(750)	(35,957)
	8,969	44,516	8,969	228,766	13,400
Net loss	$ (280,937)	$ (150,969)	$ (1,018,681)	$ (1,449,443)	$ (24,459,417)

Net loss per share	$ (0.02)	$ (0.02)	$ (0.07)	$ (0.18)

Weighted average shares outstanding	15,727,519	8,145,368	14,663,234	8,170,566

The accompanying notes are an integral part of the consolidated financial statements

Power Air Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended June 30, 2010	Nine Months Ended June 30, 2009	From October 15, 1997 (Date of Inception) to June 30, 2010
Operating Activities:
Net loss	$ (1,018,681)	$ (1,449,443)	$ (24,459,417)
Non-cash items
Amortization of deferred financing costs	-	-	3,281,323
Amortization of property and equipment Expense settled with issuance of common shares Loss on disposal of property and equipment Obligation on abandoned lease	76,873 - 9,281 -	76,330 - - 185,000	331,396 2,195,114 9,281 -
Shares and warrants issued for consulting services	-	-	196,772
Shares issued for employee bonus	-	-	288,000
Stock-based compensation	-	-	2,497,534
Write-down of inventory	-	-	13,945
Write-down of equipment	-	44,516	48,968

Changes in operating assets and liabilities
Other current assets	12,271	81,503	(3,937)
Accounts payable and accrued liabilities	(160,715)	390,356	850,439

Net cash used in operating activities	(1,080,971)	(671,738)	(14,750,582)

Investing Activities:
Purchases of equipment	(47,712)	(30,036)	(598,777)

Net cash used in investing activities	(47,712)	(30,036)	(598,777)

Financing Activities:
Proceeds from related party loans	-	-	4,398,090
Repayment of related party loans	-	-	(157,094)
Proceeds from promissory notes	-	-	2,190,000
Repayments of promissory notes	-	-	(2,190,000)
Proceeds from issuance of common stock	715,000	260,000	11,774,926
Debt issuance costs	-	-	(357,317)
Deferred financing costs	-	-	(28,047)
Share issuance costs	(5,000)	-	(275,647)
Net cash provided by financing activities	710,000	260,000	15,354,911

Increase (decrease) in cash	(418,683)	(441,774)	5,552
Cash, beginning of period	424,235	543,941	-

Cash, end of period	$ 5,552	$ 102,167	$ 5,552

Cash paid for interest	$ -	$ -	$ -
Cash paid in income taxes	$ -	$ -	$ -

Non-cash Investing and Financing Activities - Note 5

The accompanying notes are an integral part of the consolidated financial statements

Power Air Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the rules and regulations of the Securities and Exchange Commission. They may not include all information and footnotes required by United States generally accepted accounting principles ("U.S. GAAP") for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the audited consolidated financial statements for the year ended September 30, 2009 included in the Company's Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with the information included in the Form 10-K filed on January 13, 2010. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010.

We evaluated events occurring between the end of our fiscal quarter, June 30, 2010 to the date of filing.

Recent accounting pronouncements with future effective dates are not expected to have an impact on the Company's financial statements.

2. Property and Equipment

	Cost	Accumulated Depreciation	Net Carrying Value June 30, 2010	Net Carrying Value September 30, 2009

Computer hardware	$53,691	$41,026	$12,664	$19,728
Computer software	14,641	10,003	4,638	6,341
Furniture, equipment and machinery	413,920	235,788	178,132	207,016
Leasehold improvements	16,854	3,157	13,697	14,489
	$499,106	$289,974	$209,132	$247,574

3. Common stock

a) On October 13, 2009, the Company issued 2,000,000 units at a subscription price of $0.20 per unit for proceeds of $400,000 from a director of the Company. Each unit consists of one share of common stock and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase an additional share of common stock at an exercise price of $0.20 per share until October 7, 2011.

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

c) On October 26, 2009, the Company issued 125,000 common shares according to the terms of a settlement agreement signed before September 30, 2009.

d) On April 1, 2010, the Company issued 233,333 units at a subscription price of $0.45 per unit for proceeds of $105,000. Each unit consists of one share of common stock and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase an additional share of common stock at an exercise price of $0.45 per share until March 31, 2011. The Company issued 11,111 shares of common stock with a market value of $0.45 per share as a finder's fee, and the Company also paid $5,000 cash as a finder's fee.

e) On April 1, 2010, the Company issued 50,000 units at a subscription price of $0.20 per unit for proceeds of $10,000. Each unit consists of one share of common stock and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase an additional share of common stock at an exercise price of $0.20 per share until March 31, 2011.

f) On April 1, 2010, the Company issued 976,665 shares at $0.20 per share to settle all debt payable to the former and current directors.

g) During April and May, 2010, the Company received from one of its directors cash proceeds of $200,000 by subscription for 1,000,000 shares at $0.20 per share. As at June 30, 2010, the proceeds were recorded as shares to be issued.

h) Stock Options

A summary of the Company's stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price $

Balance, June 30, 2010 and September 30, 2009	50,000	1.60

The following table summarizes stock options outstanding at June 30, 2010:

Outstanding and Exercisable
Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price $
50,000	2.78	1.60

i) Warrants

A summary of the Company's common share purchase warrant activity is as follows:
	Number of Warrants	Weighted Average Exercise Price $

Balance, September 30, 2009 Expired Issued	3,200,000 (1,500,000) 4,783,333	1.28 2.50 0.21
Balance, June 30, 2010	6,483,333	0.21

The following table summarizes warrants outstanding at June 30, 2010:

Number of Warrants	Exercise Price $	Expiry Date

233,333 50,000 1,300,000 400,000	0.45 0.20 0.20 0.20	March 31, 2011 March 31, 2011 May 12, 2011 September 4, 2011
4,500,000	0.20	October 7, 2011
6,483,333

Warrants outstanding have a weighted average remaining life of 1.16 years.

4. Related Party Transactions and Balances

a) Directors' fees of $37,000 (2009-$50,000) were charged to general and administration expense during the nine months ended June 30, 2010. Unpaid directors' fees of $12,000 at June 30, 2010 (September 30, 2009-$170,000) was included in accrued liabilities.

b) Management fees of $15,518 (2009-$Nil) charged to general and administration expense were incurred to a former officer of the Company during the nine months ended June 30, 2010. At June 30, 2010, $Nil (September 30, 2009-$8,860) payable to the former officer was included in accounts payable.

c) Management fees of $15,717 (2009 - $Nil) charged to general and administration expense were incurred to an former officer of Power Air (Canada) Corp. ("PACC"), 50% owned by the Company during the nine months ended June 30, 2010.

d) Refer to Note 3 (f) and (g).

5. Non-cash Investing and Financing Activities

a) During the quarter ended December 31, 2009, the Company issued 125,000 common shares according to the terms of settlement agreement signed with former director for $62,500.

b) During the quarter ended December 31, 2009, the Company issued 2,500,000 units on repayment of a $500,000 advance from a related party.

c) During the quarter ended June 30, 2010, the Company issued 976,665 common shares according to the terms of settlement agreement signed with five directors for $195,333.

d) During the quarter ended June 30, 2010, the Company issued 11,111 common shares at $0.45 per share for finder's fee.

6. Commitment

In June, 2010, the Company has entered into a lease agreement to rent a laboratory in British Columbia, Canada for the period from June 14, 2010 to July 31, 2012. Its monthly lease payment, including tax, is $2,244.

7. Subsequent Events

On July 19, 2010, the Company issued a convertible note, amounting to $200,000, to one of its directors. The principal amount and all accrued interests calculated by 10% per annum shall be payable on or before the end of six (6) months after the date of issue. In the event the Company receives the aggregate amount greater than or equal to one million dollars ($1,000,000) by way of equity financings taking place in the period between the date of issue and the maturity date, the Company must pay to the lender all amounts due, including principal and all accrued interest, within five business days of obtaining such aggregate amount. At any time subsequent to the maturity date, if the Company fails to pay to the lender the principal and all accrued interest, the lender will have the right to convert the unpaid principal and interest into the common shares of the Company at the conversion price of $0.10 per share.

8. Contingency

In May and July 2010, a former officer of the Company initiated legal proceedings in the Provincial Court of British Columbia against the Company for outstanding balances of $13,925 (Cdn$14,600). The Company disputes the claims and has filed a response to the Notice of Claims. Any loss or cost arising from outcome of the claim will be recorded in the period of settlement or determination of liability.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the nine months ended June 30, 2010 and 2009 should be read in conjunction with our unaudited interim financial statements and related notes for the nine months ended June 30, 2010 and 2009. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth below under the heading "Risk Factors" in our most recent annual report on Form 10-K.

Our Business

Until recently, we held the exclusive world-wide license for the development and commercialization of the zinc air fuel cell ("ZAFC") technology developed through an extensive joint collaboration effort with Lawrence Livermore National Laboratory ("LLNL") and the United States Department of Energy ("DOE"). We also held exclusive world-wide rights to a second LLNL patent pertaining to a low-cost process for recovering zinc and converting it to pellet form for reuse in the ZAFC system. LLNL is a leading United States Government research and development facility located in Livermore, California. Our agreement with LLNL terminated on November 3, 2009. Since then we have developed new, next generation ZAFC designs.

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

We will continue technology development to develop a ZAFC-based portable emergency generator designed for back-up or emergency use in homes and small businesses. We have developed prototypes of both of these products using our ZAFC technology. In order to complete development of commercial products, we will have to complete the following phases of development:

  completion of technology development required to complete a "technology transfer" to product development;
  completion of the design, manufacture and testing of engineering prototypes;
  completion of the design, manufacture, testing and certification of manufacturing prototypes; and
  pilot production of commercial products.

We anticipate that we will require additional financing to enable us to complete the design and testing of engineering prototypes and to complete the certification and pilot production of commercial ZAFC generators. We intend to raise additional equity financing to continue our technology and product development projects, to fund the manufacturing and packaging of our initial ZAFC Series inventories and to expand our engineering and sales/marketing headcount. However, we do not currently have such financing in place.

Our long-term goal is to be a commercially viable fuel cell company, powering low cost, silent, zero emission fuel cell based products developed with OEM partners for portable, stationary, light mobility and transportation markets. However, we have not yet completed the development of any products incorporating our ZAFC fuel cell technology that can be commercially marketed and sold. Further, we have not achieved any revenues to date, and we are currently considered a development stage company. We anticipate achieving initial product revenues beginning in 100/200W backup power suppliers, although there is no guarantee that we will achieve these results. We will require substantial additional financing for us to achieve our business objectives.

During 2010, technical resources have been dedicated to the following tasks:

  Completing the setup of the engineering and prototype-development facility in Coquitlam. This facility is now fully operational.
  Preparing of a chemical R&D facility in Burnaby for diagnostic ZAFC development work, air cathode development, and electrolyte development. While all of the facility's envisioned capabilities are not yet ready, the facility is operational and is already being used for electrolyte and cell development work.
  Selecting between two zinc-feeding cell designs for the ZAFC. After extensive testing, one of the designs was selected based on cell performance and reliability. Our 50%-owned subsidiary, Power Air (Canada) Corp. ("PACC"), is now exclusively using this design for testing and development. PACC believes that this new design is a new invention that is not covered by Lawrence Livermore National Security, LLC's ("LLNS") previous zinc/air fuel cell patents.
  Completing synthesis of an air-cathode catalyst for the ZAFC. A new, high-performance catalyst has been synthesized and characterized. This new catalyst will be incorporated in PACC's air cathodes.
  Planning for production and evaluation of internally developed, prototype-scale air cathodes with a clear path for scaling up to higher cathode volumes.
  Development of analytical techniques to support the electrolyte-filtration concept filed in our patent-pending application.
  Identifying and sourcing of new components to replace third party components that may be life-limiting components in the ZAFC.
  Identifying of grant opportunities and discussions with potential university, industrial, and national laboratory collaborators to help fund ZAFC development work.

We expect that certain core technology development projects will be conducted in parallel with the core ZAFC stack commercialization to ensure the ongoing development of intellectual property, reduce the reliance on third party suppliers for key components, and extend the potential applications for ZAFC technology. The output of such projects may be two to three years in the future but, we believe, will open up additional market sectors through extended lifetime and lower costs. In all cases, we will make best efforts to ensure that our direct spending on such projects will be minimized through the use of government grants, tax incentives and co-development with other parties.

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

Subject to receipt of sufficient financing, as to which we cannot give any assurances, our specific plan of operations over the next twelve months is to continue to improve the design of, and to manufacture ZAFC prototypes that can be commercialized with OEM partners. We plan to continue development work on a ZAFC-based portable emergency generator designed for back-up or emergency use in homes and small businesses.

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

Subject to the receipt of sufficient financing, we plan to spend approximately $3 million over the next twelve months in carrying out our plan of operations. At June 30, 2010, we had cash of $5,552 and a working capital deficit of $503,232. As such, we will need significant financing to pursue our plan of operations. We intend to attempt to raise additional equity financing to continue our technology and product development projects, to fund the manufacturing and packaging of our initial inventories and to expand our engineering and sales/marketing headcount. However, we do not currently have such financing in place, and there is no assurance we will be obtain to obtain sufficient financing.

Results of Operations

The following sets table sets out our consolidated losses for the periods indicated:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Nine Months Ended June 30, 2010	Nine Months Ended June 30, 2009	From October 15, 1997 (Date of Inception) June 30, 2010
Expenses
Depreciation and amortization	$24,421	$24,009	$76,873	$76,330	$331,397
Development and engineering	104,906	(84,943)	371,525	208,479	6,000,456
General and administrative	141,278	141,342	527,178	827,692	12,333,224
License fees	-	25,000	-	78,425	650,297
Marketing and selling	-	-	11,985	30,432	1,668,078
Interest and finance fees	1,363	1,045	22,151	(681)	3,462,565
Total Expenses	271,968	106,453	1,009,712	1,220,677	24,446,017
Loss before other items	(271,968)	(106,453)	(1,009,712)	(1,220,677)	(24,446,017)
Other items
Write down of equipment	-	44,516	-	44,516	48,968
Write down of inventory	-	-	-	-	13,945
Gain on debt settlement	-	-	-	-	(13,556)
Obligation on abandoned lease	-	-	-	185,000	-
Interest and other expense (income)	8,969	-	8,969	(750)	(35,957)
	8,969	44,516	8,969	228,766	13,400
Net Loss	$(280,937)	$(150,969)	$(1,018,681)	$(1,449,443)	$(24,459,417)

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

We recorded a net loss of $280,937 for the three months ended June 30, 2010 as compared to a net loss of $150,969 for the three months ended June 30, 2009. The increase in net loss was primarily due to a increase in development and engineering expenses.

Development and engineering expenses increased to $104,906 for the three months ended June 30, 2010 from $(84,943) during the three months ended June 30, 2009. We recorded a credit of $84,640 with respect to development and engineering expenses for the three months ended June 30, 2009 due to a reversal of a payable to the National Research Council of Canada (NRC).

Nine Months Ended June 30, 2010 Compared to the Nine Months Ended June 30, 2009

We recorded a net loss of $1,018,681 for the nine months ended June 30, 2010 as compared to a net loss of $1,449,443 for the ninemonths ended June 30, 2009. The decrease in net loss was primarily due to the termination of our agreement with LLNL on November 3, 2009 because we were no longer obligated to pay the license fee. In addition, we settled the obligation on an abandoned lease of our former facilities in Livermore, California and therefore, are no longer incurring obligations under that lease.

Development and engineering expenses increased to $371,525 for the nine months ended June 30, 2010 from $208,479 during the nine months ended June 30, 2009. This increase was due to our increased operations between these two periods.

General and administrative expenses totaled $527,178 for the nine months ended June 30, 2010 as compared to $827,692 for the nine months ended June 30, 2009. This decrease was the result of fewer employees and lower professional fees. The decrease of the license fee is due to the termination of the agreement with LLNL on November 3, 2009. The increase in interest expenses is due to an accrual for a Scientific Research and Experimental Development (SR&ED) Claim from Canada Revenue Agency (CRA).

Liquidity and Capital Resources

The following table sets forth our cash and working capital as of June 30, 2010 and September 30, 2009:

	As of June 30, 2010 (Unaudited)	As of September 30, 2009 (Audited)
Cash reserves	$5,552	$424,235
Working capital (deficit)	$(503,232)	$(928,326)

We must be able to raise additional working capital in order to have enough working capital to restart our various projects to then become a revenue generating company.

Going Concern

We currently have no sources of revenue to provide incoming cash flows to sustain future operations. Our ability to emerge from the development stage with respect to any planned principal business activity is dependent upon whether we are successful in efforts to enter into OEM joint venture agreements, to raise additional equity financing and generate revenue, cash flow and attain profitable operations. There can be no assurance that we will be able to complete any of the above objectives. In particular, if we are not able to raise additional capital, these objectives will not be met. These factors raise substantial doubt regarding our ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis, which implies that we will continue to realize assets and discharge liabilities in the normal course of business. At June 30, 2010, we had accumulated net losses of $24,459,417 since inception, with $5,552 cash on hand and a $503,232 working capital deficit. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Net Cash Used In Operating Activities

Operating activities for the nine months ended June 30, 2010 used cash of $1,080,971, compared to $671,738 for the nine months ended June 30, 2009, which reflects our recurring losses. Operating activities have primarily used cash as a result of the development and engineering of our technology, marketing and administrative and fund raising activities.

Net Cash Used In Investing Activities

Investing activities used $47,712 for the nine months ended June 30, 2010, as compared to $30,036 for the nine months ended June 30, 2009. This cash was used to purchase equipment.

Net Cash Provided by Financing Activities

As we have had virtually no revenues since inception, we have financed our operations primarily by using existing capital reserves, entering into settlements with debtors, obtaining debt financing from our directors, officers and major stockholders and through private placements of our common shares. Net cash provided by financing activities during the nine months ended June 30, 2010 was $710,000, as compared to $260,000 during the nine months ended June 30, 2009, as a result of the receipt of cash proceeds from the issuance of our common stock.

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

Variable Interest Entity

On May 31, 2006, the Company's inactive Canadian subsidiary, Power Air (Canada) Corp. was 50% owned by a Canadian resident individual and 50% owned by the Company. On June 1, 2006, this subsidiary became active and Power Air (Canada) Corp. began conducting scientific research and experimental development activities in Canada ("SR&ED") and claiming for Canadian Scientific Research and Experimental Development tax credits. The Company funds 100% of the expenditures and is at risk for 100% of its losses, and as a result is the party with the controlling financial interest and the primary beneficiary. Power Air (Canada) Corp. has no other financing other than amounts received from Power Air Corporation. The Company has controlling financial interest and is the primacy beneficiary of Power Air (Canada) Corp., which is determined to be a variable interest entity. As a result of this characterization, it is consolidated in our financial statements as though it is a wholly-owned subsidiary.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. At June 30, 2010, the Company had no cash equivalents.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Dr. Kwang Seop Jung, our principal executive officer, and Seidal Bae, our principal financial officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) were not effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 and 15d-15, due to the material weakness in our internal control over financial reporting as reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, as previously filed with the SEC, specifically: (1) inadequate segregation of duties consistent with control objectives; (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of certain US GAAP and SEC disclosure requirements; and (3) ineffective controls over period end financial disclosure and reporting processes.

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, we are committed to improving our financial organization. As funds become available, we will undertake to: (1) create a position to segregate duties consistent with control objectives, (2) increase our personnel resources and technical accounting expertise within the accounting function, and (3) prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On May 11, 2010, Hak Jin Kim, a former director and officer of PACC, initiated legal proceedings in the Provincial Court of British Columbia (Small Claims Court) against PACC for an April 2010 payment, cellphone usage for the period ending March 31, 2010, and a Blackberry phone cancellation fee, of which the total claim is $5,904.51. A reply was filed on May 21, 2010 on behalf of PACC in response to the Notice of Claim. On July 5, 2010, Hak Jin Kim initiated legal proceedings in the Provincial Court of British Columbia (Small Claims Court) against PACC for May and June 2010 severance payments, of which the total claim is $ 8,695.37. A reply was filed on July 15, 2010 on behalf of PACC in response to the Notice of Claim.

Item 1A. Risk Factors

Not required because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During April and May 2010, we received from one of our directors cash proceeds of $200,000 by subscription for the purchase of 1,000,000 shares at $0.20 per share. As of June 30, 2010, the proceeds were recorded as shares to be issued. This subscription was pursuant to a private placement approved by our Board of Directors on April 1, 2010. The shares will be issued to the subscriber under an exemption from the registration requirements of the U.S. Securities Act pursuant to Regulation S promulgated under the Securities Act of 1933, as amended, based on representations and warranties made by the subscriber, including, without limitation, that he is not a U.S. person, as defined in Regulation S.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits
Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER AIR CORPORATION

By: /s/ Kwang Seop Jung
Kwang Seop Jung
President Chief Executive Officer and a director
Date: August 16, 2010

By: /s/ Seidal Bae
Seidal Bae
Secretary, Chief Financial Officer and a director
Date: August 16, 2010